Form 10-Q
period 2009-06-30
China Ding Cheng Science Holdings Co., LTD.
filed 2009-08-10
CIK 1318509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-53658

China Ding Cheng Science Holdings Co., Ltd.

(Exact name of registrant as specified in its charter)

Nevada	26-4694804
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

P.O. Box 110310, Naples, FL 34108-0106
(Address of principal executive offices)
1-239-598-2300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes

[ ] No

As of August 1, 2009 the Issuer had 20,000,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of China Ding Cheng Science Holdings, Co., Ltd. (the "Company"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company for the fiscal year ended December 31, 2008 included in the Company's amended registration statement on Form 10  filed with the Securities and Exchange Commission on July 23, 2009.

CHINA DING CHENG SCIENCE HOLDINGS CO., LTD.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5-6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8-11

China Ding Cheng Science Holdings Co.
(A Development Stage Company)
BALANCE SHEET
As of June 30, 2009 and December 31, 2008

	Unaudited	Audited
ASSETS	June 30, 2009	2008
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	$ 7,818	$ 8,500
Payable to Stockholder	500	10,320
TOTAL CURRENT LIABILITIES	8,318	18,820

TOTAL LIABILITIES	8,318	18,820

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.001; 30,000,000 shares
authorized; no shares issued & outstanding	-	-
Common stock: par value $.001; 300,000,000 shares
authorized; 15, 000,000 shares issued and outstanding	20,000	15,000
Additional paid in capital	292,928	273,809
Deficit accumulated during the development stage	(321,246)	(307,630)
TOTAL STOCKHOLDERS' DEFICIT	(8,318)	(18,820)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

China Ding Cheng Science Holdings Co.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three and Six Months ended June, 2009 and 2008
and from March 12, 2004 (Date of Inception) to June 30, 2009
		For the Three Months Ended June 30		For the Six Months Ended June 30		Cumulative Amount from March 12, 2004 (Inception) to June 30,
		2009	2008	2009	2008	2009
REVENUES
Sales		$ -	$ -	$ -	$ -	$ -
Cost of Sales		-	-	-	-	-

Gross profit		-	-	-	-	-

OPERATING EXPENSES
Administrative and General		7,818	-	13,616	-	321,246
TOTAL OPERATING EXPENSES		7,818	-	13,616	-	321,246

Loss from operations		7,818	-	13,616	-	(321,246)

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		(7,818)	-	(13,616)	-	(321,246)

PROVISION FOR INCOME TAXES		-	-	-	-	-

NET INCOME (LOSS)		$ (7,818)	$ -	$ (13,616)	$ -	$ (321,246)

Net Loss Per Common Share		**	**	**	**
Basic and fully diluted	** Less than .01
WEIGHTED AVERAGE SHARES OUTSTANDING		20,000,000	739,621	20,000,000	739,621
The accompanying notes are an integral part of these financial statements.

China Ding Cheng Science Holdings Co.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From March 12, 2004 (Date of Inception) to June 30, 2009

	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings	TOTAL
	Shares	Amount	Capital	(Deficit)

Balance at March 12, 2004 (date of inception)	-	$ -	$ -	$ -	$ -
Shares issued for acquisition of subsidiary	516,661	517	51,149	-	51,666
Common stock issued for cash	131,240	132	76,868	-	77,000
Common stock issued for services	8,381	8	4,909	-	4,917
Shares cancelled on withdrawal of subsidiary	(516,661)	(517)	(51,149)	-	(51,666)
Common stock issued for services	600,000	600	59,400	-	60,000
Net loss for the period	-	-	-	(64,917)	(64,917)
Balance December 31, 2004	739,621	740	141,177	(64,917)	77,000

Net loss for the year	-	-	-	(31,700)	(31,700)
Balance December 31, 2005	739,621	740	141,177	(96,617)	45,300

Debt forgiven from related party			132,632		132,632
Net loss for the year	-	-	-	(199,026)	(199,026)
Balance December 31, 2006	739,621	740	273,809	(295,643)	(21,094)

Net loss for the year	-	-	-	(5,624)	(5,624)
Balance December 31, 2007	739,621	740	273,809	(301,267)	(26,718)

Common stock issued for payment of shareholders' payable	12,660,379	12,660	-	-	12,660
Common stock issued for services	1,600,000	1,600	-	-	1,600
Net loss for the year	-	-	-	(6,362)	(6,362)
Balance December 31, 2008	15,000,000	15,000	273,809	(307,630)	(18,820)

Net Loss for the three months ended March 31, 2009	-	-	-	(5,798)	(5,798)
Balance March 31, 2009	15,000,000	15,000	273,809	(313,428)	(24,619)

Net Loss for the three months ended June 30, 2009	5,000,000	5,000	19,119	(7,818)	(7,818)
Balance June 30, 2009	20,000,000	20,000	292,928	(321,246)	(32,437)

The accompanying notes are an integral part of these financial statements.

China Ding Cheng Science Holdings Co.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
and from March 12, 2004 (Date of Inception) to June 30, 2009

	For the Six Months Ended June 30		Cumulative Amount from March 12, 2004 (inception) to
	2009	2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (13,616)	$ -	$ (321,246)
Adjustment to reconcile net loss to
Net cash used in operations:
Common shares issued for services	-	-	66,517
Changes in operating assets and liabilities:
Accounts payable	-	-	-
Accrued liabilities	(682)	-	7,818

NET CASH USED IN OPERATIONS	(14,298)	-	(246,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in payable to stockholder	(9,821)	-	13,160
Debt forgiven from related party	24,119		156,751
Issuance of common stock	-	-	77,000
Net cash provided by financing activities	14,298	-	246,911

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Common shares issued for payment of shareholder payable	24,119	-	36,779
Cash pain for interest	-	-	-
The accompanying notes are an integral part of these financial statements.

CHINA DING CHENG SCIENCE HOLDINGS, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MARCH 12, 2004) THROUGH JUNE 30, 2009

NOTE 1 ORGANIZATION

China Ding Cheng Science Holdings., LTD. (a development stage enterprise) (the Company) was formed on March 12, 2004 in the State of Nevada formerly known as Shaan’xi Ding Cheng Science Holding Co., LTD., Diamond Bay Holdings, Inc., and prior to December 24, 2004, Beautiful Life Foods, Inc.  The Company’s activities to date have been primarily directed towards the raising of capital and seeking business opportunities.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2008.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Basic Loss Per Common Share

The Company reports loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share. There were no common stock equivalents necessary for the computation of diluted loss per share.

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at June 30, 2009 for purposes of computing fully diluted earnings per share.

Comprehensive Income (Loss)

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Share-Based Payments

The Company adopted Statement of Financial Accounting standards (“SFAS”) No. 123 (Revised December 2004), “Share-Based Payment” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period.   SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, which the company previously followed in accounting for stock-base awards.  In March 2005, the SEC issued Staff Bulletin No. 107(“SAB No. 107”), to provide guidance on SFAS 123R.  The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

Under SFAS No. 123R, stock-base compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee’s  requisite service period.  The Company adopted the provisions of SFAS 123R in its fiscal year ended December 31, 2006, using the modified prospective application method.  The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date (or date of adoption) and subsequently modified or cancelled; prior periods are not revised for comparative purposes.  Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123R, “Accounting for Stock-Based Compensation”.  Common shares issued for services rendered by a third party (both employees and non-employees) are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable. The Company accounts for options and warrants under the same authoritative guidance using the Black-Scholes Option Pricing Model.

Fair value of Financial Instruments

Financial instruments consist principally of cash, trade and related party payables, accrued liabilities, short-term obligations and notes payable.  The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature.  It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Related Parties

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships.

Recent Authoritative Accounting Pronouncements

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not believe SFAS No. 162 will have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition or results of operations. For the quarterly period ended June 30, 2009, the Company has considered subsequent events through July 31, 2009, which is the date its consolidated condensed financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for us beginning on January 1, 2010. The Company is currently assessing the potential impacts, if any, on our consolidated condensed financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at June 30, 2009 was $500.

NOTE 5 EQUITY

On April 8, 2009 the company issued 5,000,000 shares of common stock for payment of a related party payable.  The shares issued were valued at $24,119.

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

China Ding Cheng Science Holdings Co., Ltd. was incorporated under the laws of the State of Nevada on March 12, 2004.  Currently, the Company is a development stage company, whose business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings

For the fiscal year ending December 31, 2009, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

During the next 12 months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either continue to rely on its majority shareholder to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.  The majority shareholders are under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it will not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Liquidity and Capital Resources

As of June 30, 2009, the Company remains in the development stage.  As of June 30, 2009, the Company’s unaudited balance sheet reflects total assets of $nil, and total current liabilities of $8,318.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $321,246.

During the next 12 months, the Company will require additional capital in order to pay the costs associated with seeking business acquisition candidates and performing required due diligence, and the costs of compliance with its reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.  In the event that the majority shareholders cease paying expenses on behalf of the Company, the Company will need to seek alternative sources of funding or may need to terminate its operations.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table lists the securities which the Company has sold during the period covered by the report that were not registered under the Securities Act of 1933:

Name and Address	Date	Securities Sold Common Stock	Purchase Price Per Share	Aggregate purchase price
Mid-Continental Securities Corp	4/8/2009	5,000,000(1)	$.0048	$24,119

(1)

Issued to Mid-Continental Securities Corp. as consideration for $24,119 advanced by Mid-Continental Securities Corp on behalf of the Company. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for transactions not involving a public offering.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DING CHENG SCIENCE HOLDINGS CO., LTD.

By:  /S/ Frank Pioppi

Frank Pioppi, Chief Executive Officer

Date:   August 10, 2009

By:  /S/ Frank Pioppi

Frank Pioppi, Chief Financial Officer

Date:    August 10, 2009