Form 10-Q
period 2009-09-30
China Ding Cheng Science Holdings Co., LTD.
filed 2009-11-09
CIK 1318509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

[ ] No

As of November 1, 2009 the Issuer had 20,000,000 shares of common stock issued and outstanding.

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

PERIOD ENDED SEPTEMBER 30, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5-6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8-11

China Ding Cheng Science Holdings Co.
(A Development Stage Company)
BALANCE SHEET
As of September 30, 2009 and December 31, 2008

	Unaudited	Audited
ASSETS	Sept. 30, 2009	2008
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	$ -	$ 8,500
Payable to Stockholder	13,282	10,320
TOTAL CURRENT LIABILITIES	13,282	18,820

TOTAL LIABILITIES	13,282	18,820

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.001; 30,000,000 shares
authorized; no shares issued & outstanding	-	-
Common stock: par value $.001; 300,000,000 shares
authorized; 20, 000,000 shares issued and outstanding	20,000	15,000
Additional paid in capital	292,928	273,809
Deficit accumulated during the development stage	(326,210)	(307,630)
TOTAL STOCKHOLDERS' DEFICIT	(13,282)	(18,820)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

China Ding Cheng Science Holdings Co.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three and Nine Months ended September 30, 2009 and 2008 and from March 12, 2004 (Date of Inception) to September 30, 2009
	For the Three Months Ended September 30		For the Nine Months Ended September 30,		Cumulative Amount from March 12, 2004 (Inception) to Sept. 30,
	2009	2008	2009	2008	2009
REVENUES
Sales	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-

Gross profit	-	-	-	-	-

OPERATING EXPENSES
Administrative and General	4,965	3,362	18,581	3,362	326,210
TOTAL OPERATING EXPENSES	4,965	3,362	18,581	3,362	326,210

Loss from operations	4,965	3,362	18,581	3,362	(326,210)

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(4,965)	(3,362)	(18,581)	(3,362)	(326,210)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$ (4,965)	$ (3,362)	$ (18,581)	$ (3,362)	$ (326,210)

Net Loss Per Common Share	**	**	**	**
Basic and fully diluted
** Less than .01
WEIGHTED AVERAGE SHARES OUTSTANDING	20,000,000	4,266,200	18,205,128	2,046,356

The accompanying notes are an integral part of these financial statements.

China Ding Cheng Science Holdings Co.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From March 12, 2004 (Date of Inception) September 30, 2009

	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings	TOTAL
	Shares	Amount	Capital	(Deficit)

Balance at March 12, 2004 (date of inception)	-	$ -	$ -	$ -	$ -
Shares issued for acquisition of subsidiary	516,661	517	51,149	-	51,666
Common stock issued for cash	131,240	132	76,868	-	77,000
Common stock issued for services	8,381	8	4,909	-	4,917
Shares cancelled on withdrawal of subsidiary	(516,661)	(517)	(51,149)	-	(51,666)
Common stock issued for services	600,000	600	59,400	-	60,000
Net loss for the period	-	-	-	(64,917)	(64,917)
Balance December 31, 2004	739,621	740	141,177	(64,917)	77,000

Net loss for the year	-	-	-	(31,700)	(31,700)
Balance December 31, 2005	739,621	740	141,177	(96,617)	45,300

Debt forgiven from related party			132,632		132,632
Net loss for the year	-	-	-	(199,026)	(199,026)
Balance December 31, 2006	739,621	740	273,809	(295,643)	(21,094)

Net loss for the year	-	-	-	(5,624)	(5,624)
Balance December 31, 2007	739,621	740	273,809	(301,267)	(26,718)

Common stock issued for payment of shareholders' payable	12,660,379	12,660	-	-	12,660
Common stock issued for services	1,600,000	1,600	-	-	1,600
Net loss for the year	-	-	-	(6,362)	(6,362)
Balance December 31, 2008	15,000,000	15,000	273,809	(307,630)	(18,820)

Net Loss for the three months ended March 31, 2009	-	-	-	(5,798)	(5,798)
Balance March 31, 2009	15,000,000	15,000	273,809	(313,428)	(24,619)

Net Loss for the three months ended June 30, 2009	5,000,000	5,000	19,119	(7,818)	16,301

Balance June 30, 2009	20,000,000	20,000	292,928	(321,246)	(8,318)

Net Loss for the three months ended September 30, 2009	-	-	-	(4,965)	(4,965)
Balance September 30, 2009	20,000,000	20,000	292,928	(326,210)	(13,282)

The accompanying notes are an integral part of these financial statements.

China Ding Cheng Science Holdings Co.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
and from March 12, 2004 (Date of Inception) to September 30, 2009

	For the Nine Months Ended September 30,		Cumulative Amount from March 12, 2004 (inception) to
	2009	2008	Sept 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (18,581)	$ (3,362)	$ (326,210)
Adjustment to reconcile net loss to
Net cash used in operations:
Common shares issued for services	-	1,600	66,517
Changes in operating assets and liabilities:
Accounts payable	-	-	-
Accrued liabilities	(8,500)	-	-

NET CASH USED IN OPERATIONS	(27,081)	(1,762)	(259,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in payable to stockholder	2,962	1,762	25,942
Debt forgiven from related party	24,119		156,751
Issuance of common stock	-	-	77,000
Net cash provided by financing activities	27,081	1,762	259,693

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Common shares issued for payment of shareholder payable	24,119	12,660	36,779
Cash paid for interest	-	-	-

The accompanying notes are an integral part of these financial statements.

CHINA DING CHENG SCIENCE HOLDINGS, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MARCH 12, 2004) THROUGH SEPTEMBER 30, 2009

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Income Taxes

Income taxes are provided in accordance with Accounting Standards Codification (“ASC”) 740 “Income Taxes”, which was previously Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes" "Statement 109"). A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2009.

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

Basic Loss Per Common Share

The Company reports loss per share in accordance with the Accounting Standards Codification (“ASC”) 260 “Earnings Per Share” which was previously Statement of Accounting Standards No. 128, “Earnings per Share”.  This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share. There were no common stock equivalents necessary for the computation of diluted loss per share.

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at September 30, 2009 for purposes of computing fully diluted earnings per share.

Comprehensive Income (Loss)

The Company adopted Accounting Standards Codification (“ASC”) 220 “Comprehensive Income”, which was previously Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Share-Based Payments

The Company adopted Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation”, which was previously Statement of Financial Accounting standards (“SFAS”) No. 123 (Revised December 2004), “Share-Based Payment” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period.   SFAS No.

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

Recent Authoritative Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3

“Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e. book value can go negative).

The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

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

NOTE 4 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at September 30, 2009 was $13,282.

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

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either continue to rely on its majority shareholder to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.  The majority shareholder is under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it will not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Liquidity and Capital Resources

As of September 30, 2009, the Company remains in the development stage.  As of September 30, 2009, the Company’s unaudited balance sheet reflects total assets of $nil, and total current liabilities of $13,282.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $326,210.

During the next 12 months, the Company will require additional capital in order to pay the costs associated with seeking business acquisition candidates and performing required due diligence, and the costs of compliance with its reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholder or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholder to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholder is under no obligation to pay such expenses.  In the event that the majority shareholder ceases paying expenses on behalf of the Company, the Company will need to seek alternative sources of funding or may need to terminate its operations.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

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

CHINA DING CHENG SCIENCE HOLDINGS CO., LTD.

By:  /S/ Frank Pioppi

Frank Pioppi, Chief Executive Officer

Date:   November 9, 2009

By:  /S/ Frank Pioppi

Frank Pioppi, Chief Financial Officer

Date:   November 9, 2009