Form 10-K
period 2009-12-31
China Ding Cheng Science Holdings Co., LTD.
filed 2010-02-11
CIK 1318509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

  ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

CHINA DING CHENG SCIENCE HOLDINGS CO., LTD.

(Exact name of registrant as specified in its charter)

Nevada	000-53658	26-4694804
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

P.O. Box 110310, Naples, FL 34108-0106
(Address of principal executive offices)
1-239-598-2300
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act [  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ X ] Yes   [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of February 1, 2010, the Company had 20,000,000 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS

Overview

China Ding Cheng Science Holdings Co., LTD., (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated under the laws of the State of Nevada on March 12, 2004. The Company is a development stage company, whose business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek to structure any acquisition transaction in such a way that its shareholders retain an equity interest in the surviving entity, and intends to seek opportunities demonstrating the potential for long-term growth as opposed to short-term earnings. We believe that any potential acquisition will provide long term benefits to the Company’s shareholders in that, subsequent to a business combination, the shareholders will own stock in a business enterprise with actual business operations and the potential for long-term growth.

Company History

The following Articles, Amendments and Re-Capitalizations were effected by us in accordance with the Nevada Revised Statutes:

•

The Company was initially organized under the corporate laws of the State of Nevada as Beautiful Life Foods, Inc. on March 12, 2004.

•

On December 22, 2004, the Company amended its Articles of Incorporation to change its name to Diamond Bay Holdings, Inc.

•

In 2005 the Company effected a 1:2 forward stock split of the Company’s issued and outstanding common stock.

•

In 2006, the Company effected a 200:1 reverse stock split of the Company’s issued and outstanding common stock.

•

On December 1, 2006, the Company amended its Articles of Incorporation to change its name to Shaan’xi Ding Cheng Science Holding Co., LTD.

•

On February 5, 2007 the Company amended its Articles of Incorporation to change its name to China Ding Cheng Science Holdings Co., LTD.

The name change of the Company that occurred on December 22, 2004 occurred as a result of a change of control of the Company.  The name changes on December 1, 2006 and February 5, 2007 were completed by the Company in anticipation of the consummation of a business transaction with a Chinese based company in a science-related industry.  Although the transaction did not materialize, the Company has retained the name China Ding Cheng Science Holdings Co., Ltd.  Therefore, the Company’s current name does not indicate a present intention to seek to engage in a transaction with an entity that does business in China in a science-related industry.

Business of Issuer

The Company is a “blank check” or “shell company”, whose business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential for long-term growth as opposed to short-term earnings.

The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See "Investigation and Selection of Business Opportunities").

The Company intends to concentrate its acquisition efforts on businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned.  The Company believes some of the general benefits to be obtained by a company through a business combination with the Registrant include, but are not limited, to the fact that the company with the operating business will gain control of a company that has a pre-existing shareholder base and which is already registered under the Securities Act of 1934 and is already filing periodic reports with the Securities and Exchange Commission (“SEC”).  As noted above, the acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.  It is not anticipated that the private operating Company will provide any monetary consideration to the Registrant in conjunction with a business combination.  However, the officers, directors and principal shareholders of the Registrant may actively negotiate for the sale of a portion of their common stock to shareholders of the private operating company as a condition to, or in connection with, a proposed merger or acquisition transaction. (see “Conflicts of Interest” in Item 7).  In the event that a private operating company engages in a business combination with the Registrant, the Registrant will be required to file a Form 8-K information statement which includes the same type of information that would be included in a Form 10 registration statement for the private operating company.

In the event that the operating business considering a business combination with the Company is a foreign corporation the Company believes that there may be additional benefits to be gained by such a foreign corporation through a merger with the Registrant.  Such benefits include, but are not limited to the following: i) the SEC reporting obligations for a foreign corporation (i.e. a corporation formed in a country other than the United States) are different than the reporting requirements for a corporation incorporated in the United States.  Generally, there is less public information available regarding foreign corporations because the only periodic report they are required to file is an annual report on Form 20-F.  Investors may consider this to be a disadvantage.  Alternatively, if a foreign corporation participates in a merger with the Registrant, the post merger company becomes a United States corporation which is required to file periodic reports, including quarterly reports on Form 10-Q and annual reports on Form 10-K, and current reports on Form 8-K.  Investors may consider the fact that additional information is available regarding the post merger company to be an advantage, thereby increasing the likelihood that parties may invest in the post-merger company; and ii)  Investors that are interested in investing in foreign companies are generally more inclined to do so if the foreign company is a fully-reporting entity with the SEC.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to be a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management positions with the Company in connection with a change in control of the Company or its acquisition of a business opportunity. In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the change in control or the Company's combination with a business opportunity.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological innovations, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of the business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, the Company will incur further risks, because management in many instances will not have proven its abilities or effectiveness, the eventual market for the products or services of the business opportunity will likely not be established, and the business opportunity may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

(1)

Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

(2)

The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

(3)

Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system;

(4)

Capital requirements and anticipated availability of required funds to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

(5)

The extent to which the business opportunity can be advanced;

(6)

Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

(7)

Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

(8)

The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

(9)

The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

No single factor described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities may have significantly greater experience, resources and managerial capabilities than the Company and in that event, will be in a better position than the Company to obtain access to attractive business opportunities.

Administrative Offices

The Company currently maintains a mailing address at P.O. Box 110310, Naples, Florida 34108-0106. The Company's telephone number is (239) 598-2300. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

The Company is in the development stage and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Reports to Security Holders

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2.

PROPERTIES

The Company currently maintains a mailing address at P.O. Box 110310, Naples, Florida 34108-0106. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (239) 598-2300.

ITEM 3.

LEGAL PROCEEDINGS

The Registrant is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Registrant, and no owner of record or beneficial owner of more than 5.0% of the securities of the Registrant, or any associate of any such director, officer or security holder is a party adverse to the Registrant or has a material interest adverse to the Registrant in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2009.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is currently listed for quotation on the Pink Sheets under the symbol “CDCE”.  However, there is no established or liquid trading market for the Company’s shares because very limited, if any, trading has occurred with the Company’s common stock over the last two fiscal years.  The Company currently has 20,000,000 shares of common stock issued and outstanding.

Holders

The Registrant currently has 20,000,000 shares of common stock issued and outstanding owned by approximately 39 owners of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended December 31, 2009 or 2008.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

Equity Compensation Plan

We do not have an equity compensation plan.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

"ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Plan of Operation

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

Liquidity and Capital Resources

As of December 31, 2009, the Company remains in the development stage.  As of December 31, 2009, the Company’s unaudited balance sheet reflects total assets of $nil, and total current liabilities of $17,831. The Company has cash on hand of $nil and a deficit accumulated in the development stage of $330,759.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

CHINA DING CHENG SCIENCE HOLDINGS CO., LTD.

 (A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2009

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Ding Cheng Science Holdings Co., Ltd.

We have audited the accompanying balance sheet of China Ding Cheng Science Holdings Co., Ltd. (a development stage enterprise)(the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and for the period March 12, 2004 (inception) through December 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Ding Cheng Science Holdings Co., Ltd. (a Nevada corporation) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period March 12, 2004 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 3, the Company has been in the development stage since its inception (March 12, 2004) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lake & Associates CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

January 12, 2010

1905 Wright Blvd.

Schaumburg IL 60193

847-524-0800

Fax 847-524-1655

China Ding Cheng Science Holdings Co.
(A Development Stage Company)
BALANCE SHEET
As of December 31, 2009 and 2008

ASSETS	2009	2008
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	$ 3,042	$ 8,500
Payable to Stockholder	14,789	10,320
TOTAL CURRENT LIABILITIES	17,831	18,820

TOTAL LIABILITIES	17,831	18,820

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.001; 30,000,000 shares
authorized; no shares issued & outstanding	-	-
Common stock: par value $.001; 300,000,000 shares
authorized; 20, 000,000 shares issued and outstanding	20,000	15,000
Additional paid in capital	292,928	273,809
Deficit accumulated during the development stage	(330,759)	(307,629)
TOTAL STOCKHOLDERS' DEFICIT	(17,831)	(18,820)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

China Ding Cheng Science Holdings Co.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the years ended December 31, 2009 and 2008
and from March 12, 2004 (Date of Inception) December 31, 2009
		For the Years Ended December 31,		Cumulative Amount from March 12, 2004 (inception) to December 31,
		2009	2008	2009
REVENUES
Sales		-	$ -	-
Cost of Sales		-	-	-

Gross profit		-	-	-

OPERATING EXPENSES
Administrative and General		23,130	6,362	330,759
TOTAL OPERATING EXPENSES		23,130	6,362	330,759

Loss from operations		23,130	6,362	(330,759)

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		(23,130)	(6,362)	(330,759)

PROVISION FOR INCOME TAXES		-	-	-

NET INCOME (LOSS)		$ (23,130)	$ (6,362)	$ (330,759)

Net Loss Per Common Share		**	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING		18,657,534	5,314,964

The accompanying notes are an integral part of these financial statements.

China Ding Cheng Science Holdings Co.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From March 12, 2004 (Date of Inception) through December 31, 2009

	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings	TOTAL
	Shares	Amount	Capital	(Deficit)

Balance at March 12, 2004 (date of inception)	-	$ -	$ -	$ -	$ -
Shares issued for acquisition of subsidiary	516,661	517	51,149		51,666
Common stock issued for cash	131,240	132	76,868		77,000
Common stock issued for services	8,381	8	4,909		4,917
Shares cancelled on withdrawal of subsidiary	(516,661)	(516)	(51,149)		(51,665)
Common stock issued for services	600,000	600	59,400		60,000
Net loss for the period	-	-	-	(64,917)	(64,917)
Balance December 31, 2004	739,621	740	141,177	(64,917)	77,000

Net loss for the year	-	-	-	(31,700)	(31,700)
Balance December 31, 2005	739,621	740	141,177	(96,617)	45,300

Debt forgiven from related party			132,632		132,632
Net loss for the year	-	-	-	(199,026)	(199,026)
Balance December 31, 2006	739,621	740	273,809	(295,643)	(21,094)

Net loss for the year	-	-	-	(5,624)	(5,624)
Balance December 31, 2007	739,621	740	273,809	(301,267)	(26,718)

Common stock issued for payment of shareholders' payable	12,660,379	12,660	-		12,660
Common stock issued for services	1,600,000	1,600	-		1,600
Net loss for the year	-	-	-	(6,362)	(6,362)
Balance December 31, 2008	15,000,000	15,000	273,809	(307,629)	(18,820)

Debt forgiven from related party	5,000,000	5,000	19,119		24,119
Net loss for the year	-	-	-	(23,130)	(23,130)
Balance December 31, 2009	20,000,000	20,000	292,928	(330,759)	(17,831)

The accompanying notes are an integral part of these financial statements.

China Ding Cheng Science Holdings Co.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the years ended December 31, 2009 and 2008
and from March 12, 2004 (Date of Inception) through December 31, 2009
	For the Years Ended December 31,		Cumulative Amount from March 12, 2004 (inception) to December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (23,130)	$ (6,362)	$ (330,759)
Adjustment to reconcile net loss to
Net cash used in operations:
Common shares issued for services	-	1,600	66,517
Changes in operating assets and liabilities:
Accounts payable	-	-	-
Accrued liabilities	(5,458)	3,000	3,042

NET CASH USED IN OPERATIONS	(28,588)	(3,124)	(261,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in payable to stockholder	4,469	3,124	14,789
Debt forgiven from related party	24,119	-	169,411
Issuance of common stock	-	-	77,000
Net cash provided by financing activities	28,588	3,124	261,200

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	-	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Common shares issued for payment of shareholder payable	24,119	12,660	36,779
Cash paid for interest	-	-	-

The accompanying notes are an integral part of these financial statements.

CHINA DING CHENG SCIENCE HOLDINGS, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MARCH 12, 2004) THROUGH DECEMBER 31, 2009

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

Income Taxes

The Company accounts for income taxes as outlined in ASC 740 “Income Taxes”, which was previously Financial Accounting Standards Board Statement No. 109 (SFAS 109), "Accounting for Income Taxes".  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2009.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

CHINA DING CHENG SCIENCE HOLDINGS, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MARCH 12, 2004) THROUGH DECEMBER 31, 2009

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

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2009 for purposes of computing fully diluted earnings per share.

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

CHINA DING CHENG SCIENCE HOLDINGS, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MARCH 12, 2004) THROUGH DECEMBER 31, 2009

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

Recently Issued Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

CHINA DING CHENG SCIENCE HOLDINGS, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MARCH 12, 2004) THROUGH DECEMBER 31, 2009

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were issued on January 12, 2010.

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

NOTE 4  INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

There is no provision for income taxes due to continuing losses. At December 31, 2009, the Company has net operating loss carryforwards for tax purposes of approximately $330,800, which expire through 2029. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at December 31, 2009 and 2008 were $14,789 and $10,320, respectively.

NOTE 6 EQUITY

On April 8, 2009 the company issued 5,000,000 shares of common stock for payment of a related party payable.  The shares issued were valued at $24,119.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2009, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The respective positions and ages of our directors and executive officers of the Registrant are shown in the following tables. Each director has been elected to hold office until the next annual meeting of shareholders and thereafter until his successor is elected. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Name	Age	Position	Director or Officer Since
Frank Pioppi	50	Chief Executive Officer, Chief Financial Officer, President, Treasurer, & Director	March 2008
Anna Herbst	52	Director	March 2008

Biographical Information

Mr. Frank Pioppi – Mr. Pioppi is 50 years old.  Mr. Pioppi currently serves as the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, and a director.  In addition to his work for the Company, Mr. Pioppi has also owned and operated Beachmont Restaurants, Inc. since 1983.  He graduated from the University of Massachusetts in 1980, with a B.A. Degree, and has invested in and owned investment real estate properties since that time.  Also, in addition to his work for the Company, Mr. Pioppi currently serves the president, treasurer and director of Derby Resource, Inc., a reporting Company with the Securities and Exchange Commission that is also classified as a shell company.

Ms. Anna Herbst – Ms. Herbst is 52 years old.  Ms. Herbst currently serves as a director of the Company.  In addition to here work with the Company, Ms. Herbst has also worked as the vice president of Mid-Continental Securities Corp since April 2009.  From September, 2006 to November, 2007 Anna Herbst served as President, Director and Chief Financial Officer of China Ruitai International Holding Co.  In addition to the foregoing employment, Ms. Herbst works as a free lance consultant in the field of reverse mergers.  Ms. Herbst has over 17 years of experience in the field of reverse mergers and research with regard to suitability of companies on the Pink Sheets, Over-The-Counter Bulletin Board, NASDAQ board and AMEX board for their use as shell companies for the purpose of reverse merger.

Conflicts of Interest

In addition to the work that they perform for the Company, Frank Pioppi and Anna Herbst are involved with the formation and operation of other shell companies.  Some of these other companies with which our officers and directors are affiliated may be in direct competition with the Company for the acquisition of available business opportunities.  This poses a potential conflict of interest for our officers and directors.  The Company does not currently have a procedure in place for addressing or resolving such a conflict of interest.  In the event that such a conflict arises, our officers and directors will work to address the conflict in a manner that does not have a negative impact on the Company or its shareholders.  Additionally, none of the officers or directors of the Company will devote more than a portion of his or her time to the affairs of the Company.  There will be occasions when the time requirements of the Company’s business conflict with the demands of the officers’ other business and investment activities.”

Family Relationships

None.

Directorships

In addition to serving as a director of the Company, Frank Pioppi serves as the president, treasurer and director of Derby Resources, Inc.

Involvement in Certain Legal Proceedings

None of the Registrant’s officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely upon a review of the forms submitted to the Company with respect to its most recent fiscal year, the Company believes that Form 3 Initial Statements of Beneficial Ownership for Frank Pioppi, Mid-Continental Securities Corp., Anna Herbst and Mr. YueMing Guo have not been filed as required.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer , chief financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compensation (#)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Frank Pioppi, CEO, CFO	2009 2008	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended December 31, 2008.

Employment Agreements

We have no written employment agreements with our officers and directors.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2009.

	Fees Earned			Non-Equity
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total

Frank Pioppi	--	--	--	--	--	--	--
Anna Herbst	--	--	--	--	--	--	--

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of February 1, 2010, the ownership of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class
Common	Mr. YueMing Guo No.823, Taohualun West Road Yiyang City, HuNan Province China 413000	14,700,000	73.5%
Common	Mid-Continental Securities Corp. 1862 Ivory Cane Pointe Naples, Florida 34119	4,573,874(1)	22.86%
Common	Frank Pioppi 4 Cliff Ave Naples, FL 34120	4,633,874(2)	23.16%

(1)

Frank Pioppi, our CEO, CFO, President, Treasurer and Director owns a majority of the outstanding stock of Mid-Continental Securities Corp. and may be deemed to be the beneficial owner of the Company’s stock owned by Mid-Continental Securities Corp.  Anna Herbst is a director of the Company.  In addition to her work with the Company, Ms. Herbst also serves as the Vice President of Mid-Continental Securities Corp.

(2)

This figure includes 4,573,874 shares of common stock owned by Mid-Continental Securities Corp, of which, Frank Pioppi may be deemed to be the beneficial owner.

Security Ownership of Management

The following table sets forth, as of February 1, 2010, the ownership of each executive officer and director of the Company, and of all executive officers and directors of the Registrant as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class
Common	Frank Pioppi(1) 4 Cliff Ave Naples, FL 34120	4,633,874(2)	23.16%
Common	Anna Herbst(1) 87-10 Clover Pl. Holliswood, NY 11423	100,000	0.66%
Common	All Directors and Officers as a Group (2 in total)	4,733,874	23.66%

(1)

Officer or Director of the Registrant

(2)

This figure includes 4,573,874 shares of common stock owned by Mid-Continental Securities Corp., of which, Frank Pioppi may be deemed to be the beneficial owner.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

No officer, director, promoter, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

The Company has adopted a policy under which any consulting or finder’s fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash.  Any such issuance of stock would be made on an ad hoc basis.  Accordingly, the Company is unable to predict whether, or in what amount, such a stock issuance might be made.

The Company does not maintain an office, but it does maintain a mailing address at the office of its President, for which it pays no rent, and for which it does not anticipate paying rent in the future. It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company’s current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company’s current stockholders, or requiring the future employment of specified officers and payment of salaries to them.  It is more likely than not that any sale of securities by the Company’s current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders.  Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Other Shell Company Activities

As noted above, in addition to the work that they perform for the Company, Frank Pioppi and Anna Herbst have been involved with the formation and operation of other shell companies.  The following list indicates publicly reporting shell companies that Ms. Herbst and Mr. Pioppi either currently, or in the past, have been an officer or director of:

Frank Pioppi

Name of Company	Date of Registration	Business Combination with an Operating Business?	Status as Officer / Director of Company	Current in Reporting Obligations?

Derby Resources, Inc.	Filed a registration statement on Form 10-SB on 12/28/2004 .	None.	Currently CEO, CFO, & Director	Yes
China RuiTai International Holdings Co., Ltd. (fka Commercial Property Corporation)	China Ruitai International Holdings Co., Ltd. filed a registration statement on Form 10 on 4/15/1970	Yes	Former Secretary & Director	Yes
Bidgive International, Inc. (fka Rolfe Enterprises, Inc.)	Bidgive International, Inc. filed a registration statement on Form 10-SB on 9/12/2002	Yes	Former Secretary & Director	Yes

Anna Herbst

Name of Company	Date of Registration	Business Combination	Officer / Director Status	Current in Reporting Obligations?

China RuiTai International Holdings Co., Ltd. (fka Commercial Property Corporation)	China Ruitai International Holdings Co., Ltd. filed a registration statement on Form 10 on 4/15/1970.	Yes	Former President, Chief Financial Officer & Director	Yes

Conflicts of Interest

In addition to the work that they perform for the Company, Frank Pioppi and Anna Herbst are involved with the formation and operation of other shell companies.  Some of these other companies with which our officers and directors are affiliated may be in direct competition with the Company for the acquisition of available business opportunities.  This poses a potential conflict of interest for our officers and directors.  The Company does not currently have a procedure in place for addressing or resolving such a conflict of interest.  In the event that such a conflict arises, our officers and directors will work to address the conflict in a manner that does not have a negative impact on the Company or its shareholders.  Additionally, none of the officers or directors of the Company will devote more than a portion of his or her time to the affairs of the Company.  There will be occasions when the time requirements of the Company’s business conflict with the demands of the officers’ other business and investment activities.”

Furthermore, the officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.  It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company’s officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction.  The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company’s other shareholders.  In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the

Company’s other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

Promoters

Mid-Continental Securities Corp. has served as a promoter of the Company.  Frank Pioppi, our CEO, CFO, and Director owns a majority of the outstanding stock of Mid-Continental Securities Corp. and may be deemed to be the beneficial owner of the Company’s stock owned by Mid-Continental Securities Corp. The following table lists the securities which Mid-Continental Securities Corp. has received from the Company:

Name and Address	Date	Securities Sold Common Stock	Purchase Price Per Share	Aggregate purchase price
Mid-Continental Securities Corp.	6/9/2008	1,800,000(1)	$.001	$1,600
Mid-Continental Securities Corp.	9/16/2008	12,660,374(2)	$.001	$12,660
Mid-Continental Securities Corp.	4/8/2009	5,000,000(3)	$.0048	$24,119

(1)

Issued to Mid-Continental Securities Corp. as compensation for consulting services rendered by Mid-Continental Securities Corp.  The shares were issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for transactions not involving a public offering.

(2)

Issued to Mid-Continental Securities Corp. as consideration services rendered by Mid-Continental Securities Corp. on behalf of the Company. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for transactions not involving a public offering.

(3)

Issued to Mid-Continental Securities Corp. as consideration for $24,119 advanced by Mid-Continental Securities Corp on behalf of the Company. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for transactions not involving a public offering.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Frank Pioppi is not an independent director under these rules as he is also employed by the Company as its Chief Executive Officer, Chief Financial Officer, President & Treasurer.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake and Associates CPAs LLC for the audit of the Company's annual financial statements was $4,500 for the fiscal year ended December 31, 2009. The aggregate fees billed by Lake and Associates CPAs LLC for the audit of the Company's annual financial statements was $4,500 for the fiscal year ended December 31, 2008.

Audit Related Fees

(2)

Lake and Associates CPAs LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2009 and 2008.

Tax Fees

(3)

The aggregate fees billed by Lake and Associates CPAs LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended December 31, 2009 and $0.00 for the fiscal year ended December 31, 2008.

All Other Fees

 (4)

Lake and Associates CPAs LLC billed the Company $1,175 for services relating to revisions to the Company’s registration statement on Form 10 during the fiscal year ended 2009. Other than the foregoing, Lake and Associates did not bill the company for any products and services during the fiscal years ended 2009 and 2008.

Audit Committee=s Pre-approval Policies and Procedures

(5)

China Ding Cheng Science Holdings Co., LTD., a blind pool reporting company which is not yet publicly traded, does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1(i)	Articles of Incorporation, March 12, 2004, incorporated by reference from Form 10A filed with the Securities and Exchange Commission on July 8, 2009.
3.1(ii)	First Amendment to Articles of Incorporation, December 22, 2004, incorporated by reference from Form 10A filed with the Securities and Exchange Commission on July 8, 2009.
3.1(iii)	Second Amendment to Articles of Incorporation, December 1, 2006, incorporated by reference from Form 10A filed with the Securities and Exchange Commission on July 8, 2009.
3.1(iv)	Third Amendment to Articles of Incorporation, February 5, 2007, incorporated by reference from Form 10A filed with the Securities and Exchange Commission on July 8, 2009.
3.2	Bylaws, incorporated by reference from Form 10A filed with the Securities and Exchange Commission on July 8, 2009.
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DING CHENG SCIENCE HOLDINGS CO., LTD.

By:  /S/ Frank Pioppi

Dominick Pope, Chief Executive Officer

Date: February 10, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Frank Pioppi

Frank Pioppi, Chief Executive Officer, Chief Financial Officer, Director

Date: February 10, 2010

By: /S/

Anna Herbst

Anna Herbst, Director