Form 10-Q
period 2010-03-31
CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP Ltd
filed 2010-05-24
CIK 1318509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number:  000-53401

China Transportation International Holdings Group Limited
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-4694804 (I.R.S. Employer Identification No.)

c/o Yiyang Xiangyun Group Co., Ltd. No. 823 Taohualun West Road Yiyang City, Hunan Province, China	413000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code):  +86(737)-421-3711

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐  No ☐

As of May 24, 2010, there were 20,000,000 shares of company common stock issued and outstanding.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
(FORMERLY KNOWN AS CHINA DING CHENG SCIENCE HOLDINGS CO., LTD.)

INDEX TO FINANCIAL STATEMENTS

CONTENTS	Pages

Balance Sheets at March 31, 2010 (Unaudited) and December 31, 2009	F-2

Unaudited Statements of Operations for the Three Months Ended March 31 2010 and March 31, 2009 and from March 12, 2004 (Date of inception) to March 31, 2010	F-3

Unaudited Statement of Changes in Stockholders’ Deficiency from March 12, 2004 (Date of inception) to March 31, 2010	F-4

Unaudited Statements of Cash Flows for the Three months Ended March 31, 2010 and March 31, 2009 and from March 12, 2004 (Date of inception) to March 31, 2010	F-5

Unaudited Notes to the Consolidated Financial Statements	F6-10

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
(FORMERLY KNOWN AS CHINA DING CHENG SCIENCE HOLDINGS CO., LTD.)
BALANCE SHEETS
(IN US DOLLARS)
	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued expenses and other payables	$2,425	$3,042
Payable to stockholder	25,596	14,789
Total current liabilities	28,021	17,831

Total Liabilities	28,021	17,831

Stockholders’ Deficiency
Preferred Stock: par value $0.001; 30,000,000 shares authorized; no shares issued & outstanding	-	-
Common stock: par value $0.001; 300,000,000 shares authorized; 20,000,000 shares issued and outstanding	20,000	20,000
Additional paid-in capital	292,928	292,928
Deficit accumulated during the development stage	(340,949)	(330,759)
Total stockholders’ deficiency	(28,021)	(17,831)

Total liabilities and stockholders’ deficiency	$-	$-

See notes to the financial statements

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
(FORMERLY KNOWN AS CHINA DING CHENG SCIENCE HOLDINGS CO., LTD.)
STATEMENTS OF OPERATIONS (UNAUDITED)
(IN US DOLLARS)

	For the Three months ended March 31,				Cumulative Amount from March 12,2004 (Inception) to Mar 31, 2010
	2010		2009

Revenue		$-		$-	$-
Cost of sales		-		-	-
Gross profit		-		-	-

Operating expenses
General and administrative expenses		10,190		5,798	340,949

Loss before taxes		(10,190)		(5,798)	340,949

Income tax expenses		-		-	-

Net loss		(10,190)		(5,798)	(340,949)

Loss per share Basic and Diluted	$	Nil	$	Nil

Weighted common shares outstanding Basic and Diluted		20,000,000		15,000,000

See notes to the financial statements

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
(FORMERLY KNOWN AS CHINA DING CHENG SCIENCE HOLDINGS CO., LTD.)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FROM MARCH 12, 2004 (DATE OF INCEPTION) TO MARCH 31, 2010
 (IN US DOLLARS)

			Additional	Retained
	Common Stock		Paid-in	Earnings	Total
	Shares	Amount	Capital	(Deficit)	equity

Balance at March 12, 2004 (date of inception)	-	$-	$-	$-	$-
Shares issued for acquisition of subsidiary	516,661	517	51,149	-	51,666
Common stock issued for cash	131,240	132	76,868	-	77,000
Common stock issued for services	8,381	8	4,909	-	4,917
Shares cancelled on withdrawal of subsidiary	(516,661)	(517)	(51,149)	-	(51,666)
Common stock issued for services	600,000	600	59,400	-	60,000
Net loss for the period	-	-	-	(64,917)	(64,917)
Balance at December 31, 2004	739,621	740	141,177	(64,917)	77,000

Net loss for the year	-	-	-	(31,700)	(31,700)
Balance at December 31, 2005	739,621	740	141,177	(96,617)	45,300

Debt forgiven from related party			132,632		132,632
Net loss for the year	-	-	-	(199,026)	(199,026)
Balance at December 31, 2006	739,621	740	273,809	(295,643)	(21,094)

Net loss for the year	-	-	-	(5,624)	(5,624)
Balance at December 31, 2007	739,621	740	273,809	(301,267)	(26,718)

Common stock issued for payment of shareholders' payable	12,660,379	12,660	-	-	12,660
Common stock issued for services	1,600,000	1,600	-	-	1,600
Net loss for the year	-	-	-	(6,362)	(6,362)
Balance at December 31, 2008	15,000,000	15,000	273,809	(307,629)	(18,820)

Debt forgiven from related party	5,000,000	5,000	19,119	-	24,119
Net Loss for the year	-	-	-	(23,130)	(23,130)
Balance at December 31, 2009	20,000,000	20,000	292,928	(330,759)	(17,831)

Net Loss for the three months ended March 31, 2010	-	-	-	(10,190)	(10,190)
Balance at March 31, 2010	20,000,000	$20,000	$292,928	$(340,949)	$(28,021)

See notes to the financial statements.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
(FORMERLY KNOWN AS CHINA DING CHENG SCIENCE HOLDINGS CO., LTD.)
STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN US DOLLARS)

	Three months ended March 31,		Cumulative Amount from Mar 12, 2004 (inception) to Mar 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:-

Net Loss	$(10,190)	$(5,798)	$(340,949)

Adjustment to reconcile net loss to Net cash in operation
Common shares issued for services	-	-	66,517
Changes in assets and liabilities:
Accrued expenses and other payables	(617)	(8,000)	2,425
Net cash used in operating activities	(10,807)	(13,798)	(272,007)

Cash flows from financing activities:
Debt forgiven from related party	-	-	169,411
Issuance of common stock	-	-	77,000
Increase in payable to stockholder	10,807	13,798	25,596

Net cash provided by financing activities	10,807	13,798	272,007

Net increase in cash	-	-	-

Cash at beginning	-	-	-
Cash at ending	$-	$-	$-

Supplemental disclosure of cash paid during the period :
Common shares issued for payment of shareholder payable	$-	$-	$36,779
Interest income	$-	$-	$-
Interest paid	$-	$-	$-

See notes to the financial statements.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
(FORMERLY KNOWN AS CHINA DING CHENG SCIENCE HOLDINGS CO., LTD.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

1.	DESCRIPTION OF ORGANIZATION

China Transportation International Holdings Group Limited (fka China Ding Cheng Science Holdings Co., Ltd.) (a development stage enterprise, “the Company”) was formed on March 12, 2004 in the State of Nevada formerly known as Shaan’xi Ding Cheng Science Holding Co., Ltd., Diamond Bay Holdings, Inc., and prior to December 24, 2004, Beautiful Life Foods, Inc.  The Company’s activities to date have been primarily directed towards the raising of capital and seeking business opportunities. See Note 5 for the reverse merger transaction consummated April 1, 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of the Company's management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 11, 2010. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010

The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
(FORMERLY KNOWN AS CHINA DING CHENG SCIENCE HOLDINGS CO., LTD.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be effective when the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance to the extent that management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income in the period that includes the enactment date.

ASC 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of March 31, 2010 and December 31, 2009, there were no amounts that had been accrued with respect to uncertain tax positions.

Use of Estimates

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

Earnings Per Share

The Company reports earnings per share in accordance with the ASC 260 “Earnings Per Share” This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net profit for the period presented in the computation of diluted earnings per share. There were no common stock equivalents necessary for the computation of diluted earnings per share.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
(FORMERLY KNOWN AS CHINA DING CHENG SCIENCE HOLDINGS CO., LTD.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

The Company adopted Accounting Standards Codification (“ASC”) 220 “Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  There were no items of comprehensive income applicable to the Company during the period covered in the financial statements.

Fair value of financial instruments

In August 2009, the FASB issued Accounting Standards Update "ASU" 2009-5 "Measuring Liabilities at Fair Value". This ASU provides amendments to ASC 820-10 "Fair Value Measurements and Disclosures" to address concerns regarding the determination of the fair value of liabilities. Because liabilities are often not "traded", due to restrictions placed on their transferability, there is typically a very limited amount of trades (if any) from which to draw market participant data. As such, many entities have had to determine the fair value of a liability through the use of a hypothetical transaction. This ASU clarifies the valuation techniques that must be used when the liability subject to the fair value determination is not traded as an asset in an active market. The management does not expect the adoption of this ASU to have a material effect on the consolidated financial statements.

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

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
(FORMERLY KNOWN AS CHINA DING CHENG SCIENCE HOLDINGS CO., LTD.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Subsequent Events

The Company has performed a review of events subsequent to the balance sheet date through May 21, 2010, the date the financial statements were available for issuance

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued ASC 810.10, guidance to change financial reporting by enterprises involved with variable interest entities ("VIEs") which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This pronouncement clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance.  The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  This guidance also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  This guidance is effective for fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its financial statement.

In January 2010, FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this guidance will not impact the Company’s financial condition or results of operations.

3.	COMMON STOCK

	As of March 31,	As of December 31,
	2010	2009
The Company:
Common Stock, $0.001 par value, 300,000,000 shares authorized; 20,000,000 shares issued and outstanding	$20,000	$20,000

As of March 31, 2010, the Company has authorized 300,000,000 of $0.001 par common stock, of which 20,000,000 shares were issued and outstanding.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
(FORMERLY KNOWN AS CHINA DING CHENG SCIENCE HOLDINGS CO., LTD.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

4.	RELATED PARTY TRANSACTION

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a note payable bearing no interest and due on demand. Amounts payable to the shareholder at March 31, 2010 and December 31, 2009 were $25,596 and $14,789, respectively

5.	SUBSEQUENT EVENT

On April 1, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Eminent Promise Limited (“Eminent Promise”), a corporation incorporated under the laws of the British Virgin Islands, and the shareholders of Eminent Promise (the “Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Shareholders agreed to transfer all of the issued and outstanding shares of common stock in Eminent Promise to the Company in exchange for the issuance of an aggregate of 14,700,000 shares of the Company’s common stock, par value $.001 (“Common Stock”), to the Shareholders, thereby causing Eminent Promise and its wholly-owned subsidiaries, Tone Express (HK) Limited (“Tone Express”), a company incorporated under the laws of Hong Kong Special Administrative Region of PRC, and Yiyang Tone Express (HK) Limited (“Yiyang Tone Express”), a corporation incorporated under the laws of the Peoples Republic of China (“PRC”) to become wholly-owned subsidiaries of the Company, and Yiyang Xiangyun Group Company Limited (the “YiYang Group”), a corporation organized under the PRC laws to become a variable interest entity (“VIE”) of the Company. Following the Share Exchange, the Company has a total of 20,000,000 shares of common stock issued and outstanding. In conjunction with the Share Exchange, Mr. Yueming Guo returned 14,700,000 previously issued shares of common stock to the Company for cancellation; Mr. Yueming Guo’s shares were cancelled and returned to the Company’s authorized but unissued shares of common stock.

As a result of the Share Exchange the Company, through its subsidiaries and VIE, is engaged in the business of providing public transportation services in the PRC.  All business operations are conducted through the Company’s wholly-owned subsidiary, Yiyang Tone Express, and through the YiYang Group, its VIE.  The YiYang Group is considered to be a VIE because the Company does not have any direct ownership interest in it, but, indirectly controls the Yiyang Group through a series of contractual agreements by and among Yiyang Tone Express, the Company’s wholly-owned subsidiary, the YiYang Group and its shareholders.  Through the VIE Contractual Agreements, the Company is able to exercise effective control over the Yiyang Group and to receive 100% of the net profits derived from the business operations of the Yiyang Group.

The share exchange was accounted for as a “reverse merger”, since the stockholders of Eminent Promise own a majority of the outstanding shares of the Company’s common stock immediately following the share exchange. Eminent Promise is deemed to be the accounting acquirer in the reverse merger. After completion of the Share Exchange, the Company’s consolidated financial statements will include the assets and liabilities of the Company and the Yiyang Group, the historical operations of the Yiyang Group and the operations of the Company and its subsidiaries from the closing date of the Share Exchange.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof. In evaluating such forward looking statements, readers should carefully review the discussion of risks and uncertainties in this Quarterly Report on Form 10-Q and in our most recent Current Report on Form 8-K as well as in other filings with the Securities and Exchange Commission  (“SEC”) including, without limitation:

●	our financial position, business strategy and other plans and objectives for future operations;

●	the ability of our management team to execute its plans to meet its goals;

●	our ability to attract and retain management;

●	our growth strategies;

●	anticipated trends in our business;

●	our ability to consummate or integrate acquisitions;

●	our liquidity and ability to finance our operations and acquisition and development activities;

●	the timing, cost and procedure for proposed acquisitions;

●	the impact of government regulation in China and elsewhere;

●	estimates regarding future net revenues or profits;

●	planned capital expenditures (including the amount and nature thereof);

●	estimates, plans and projections relating to construction of facilities and the acquisition of facilities or businesses;

●	the possibility that our acquisitions may involve unexpected costs;

●	the impact of competition;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected; and

●	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our most recent Current Report on Form 8-K as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time.  We operate in the People’s Republic of China (“China” or “PRC”) in a highly competitive and rapidly changing environment.  Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward looking statement.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Item 2.  Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion contains forward-looking statements. Forward looking statements are identified by words and phrases such as "anticipate", "intend", "expect", and words and phrases of similar import. We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict. We encourage you to read those risk factors carefully along with the other information provided in this current report on Form 10Q and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

You should read this Management's Discussion and Analysis in conjunction with the Consolidated Financial Statements and Related Notes.

Business Overview

China Transportation International Holdings Group Limited, was incorporated under the laws of the State of Nevada on March 12, 2004 under the name Beautiful Life Foods, Inc. On December 22, 2004, the Company amended its Articles of Incorporation to change its name to Diamond Bay Holdings, Inc. On December 1, 2006, the Company amended its Articles of Incorporation to change its name to Shaan’xi Ding Cheng Science Holding Co., Ltd.  On February 5, 2007 the Company amended its Articles of Incorporation to change its name to China Ding Cheng Science Holdings Co., Ltd.  Up until March 31, 2010, the activities of the Company had been organizational ones, directed at developing its business plan and raising its initial capital. The Company was a shell company as defined in Rule 12b-2 under the Securities Act of 1933, having no or nominal business operations, employees, or assets. Up until March 31, 2010,

The Company entered into a Share Exchange with Eminent Promise Limited on April 1, 2010, As a result of the Share Exchange, Eminent Promise Limited and its wholly-owned subsidiaries, Tone Express and Yiyang Tone Express became wholly-owned subsidiaries of the Company and Yiyang Group became a variable interest entity (“VIE”)of the Company.

As of April 1, 2010, the Company engages in the business of public transportation services in the PRC, but does not directly carry on any business operations. PRC law restricts direct foreign ownership of transportation companies in the PRC.  To comply with PRC laws, the Company operates through a corporate structure consisting of its subsidiaries, VIE, and contractual arrangements.  A VIE is a term used by the U.S. Financial Accounting Standards Board to describe a legal business structure whose financial support comes from another corporation which exerts control over the VIE.  All of the Company’s business operations are structured around a series of contractual agreements (the “VIE Contractual Agreements”) between Yiyang Tone Express, our wholly-owned subsidiary, and Yiyang Group and its shareholder.  Through the VIE Contractual Agreements, the Company is able to exert effective control over Yiyang Group and its subsidiaries and to receive 100% of the net profits derived from the business operations of Yiyang Group.

Plan of Operation

During the next 12 months, the Company, after completion of the share exchange with Eminent Promise Limited on April 1, 2010, will plan to take the following steps in connection with the development of its transportation business in PRC and the implementation of the following operation plans:

•	The Company intends to continue with its general strategies to build a road transportation network throughout China and expand extensively;
•	The Company will acquire or merge with an array of trans-provincial and trans-regional passenger transport companies and build the company to become the first choice for passengers;
•	The Company will build a multilevel passenger transport network and strive for expanding market;

•	The Company will boost urban public transportation and integrate urban and rural passenger transport business.

Liquidity and Capital Resources

As of March 31, 2010, the Company remains in the development stage.  As of March 31, 2010, the Company’s unaudited balance sheet reflects total assets of $nil, and total current liabilities of $28,021.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $340,949.

Off Balance Sheet Arrangements

As of March 31, 2010, the Company had no off balance sheet arrangements.

ITEM 3.	Quantitative And Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4T.	Control And Procedures

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART II-OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Securities Holders

None.

ITEM 5.	Other Information

None.

Item 6.	Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TRANSPORATION INTERNATIONAL HOLDINGS GROUP, LIMITED.

May 24, 2010	By:	/s/ Caichun Wen
Caichun Wen Chief Executive Officer (Principal Executive Officer)

May 24, 2010	By:	/s/ Xin He
Xin He Chief Financial Officer (Principal Financial and Accounting Officer)