Form 10-Q
period 2010-06-30
CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP Ltd
filed 2010-08-13
CIK 1318509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐  No  ☐

As of August 16, 2010, there were 20,000,000 shares of company common stock issued and outstanding.

TABLE OF CONTENTS

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

In this report, the terms “Company,” “we,” “us” or “our” mean China Transportation International Holdings Group Limited and all subsidiaries and variable interest entities (“VIEs”) included in our consolidated financial statements.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)
	June 30,	December 31,
	2010	2009 (A)
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$988,387	$1,084,066
Accounts receivable	1,973,384	782,258
Other receivables	554,217	463,246
Prepaid expenses	312,118	181,864
Due from a stockholder	-	40,000
Due from related parties	14,359,974	17,191,539
Total Current Assets	18,188,080	19,742,973

Non-current assets
Property, plant and equipment, net	13,699,607	12,530,798
Intangible assets, net	340,985	287,605
Utility deposits	6,790	3,168
Deposits for motor vehicle and software	173,310	110,128
Total Non-current assets	14,220,692	12,931,699

Total Assets	32,408,772	32,674,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	1,716,907	1,077,254
Accrued expenses and other payables	1,802,091	1,599,345
Bank loans	2,971,242	8,224,127
Deposits and advances received from subcontractors	1,522,695	1,520,082
Deferred revenue	1,034,704	2,161,697
Income tax payable	269,733	695,295
Due to a stockholder	960,000	-
Total Current Liabilities	10,277,372	15,277,800

Non-current liabilities
Deferred revenue, net of current portion	11,264,745	8,646,790
Bank loans, net of current portion	16,890	33,640
Total non-current liabilities	11,281,635	8,680,430

Total Liabilities	21,559,007	23,958,230

Stockholders’ equity
Preferred Stock: par value $0.001; 30,000,000 shares authorized; no shares issued & outstanding	-	-
Common stock: par value $0.001; 300,000,000 shares authorized; 20,000,000 shares issued and outstanding (2009: 14,700,000)	20,000	14,700
Additional paid-in capital	2,433,564	2,438,864
Statutory reserve	1,573,267	1,573,267
Retained earnings	5,988,132	3,888,097
Accumulated other comprehensive income
- Foreign currency translation gain	859,132	816,560
Non-controlling interests	(24,330)	(15,046)
Total Stockholders’ Equity	10,849,765	8,716,442

Total Liabilities and Stockholders’ Equity	$32,408,772	$32,674,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

(A)            Represents the consolidated financial statements of Eminent Promise Limited

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN US DOLLARS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009 (A)	2010	2009 (A)

Revenue	$4,600,957	$4,073,126	$11,839,414	$10,950,670
Cost of sales (including depreciation of motor vehicles of $1,785,767 and $1,723,400 (for the six months ended June 30, 2010 and 2009 respectively); and $890,198 and $916,594 (for the three months ended June 30, 2010 and 2009 respectively)	2,575,729	1,624,194	7,623,630	6,478,744

Gross profit	2,025,228	2,448,932	4,215,784	4,471,926

Operating expenses
Selling and marketing expenses	3,440	2,090	34,877	67,480
General and administrative expenses	738,805	240,062	1,529,634	1,220,459
Loss on write off of property, plant and equipment	27,997	775,435	27,997	775,435

Total operating expenses	770,242	1,017,587	1,592,508	2,063,374

Operating Income	1,254,986	1,431,345	2,623,276	2,408,552

Other income (expense):
Interest income	196,287	820	379,658	135,982
Interest expense	(70,610)	(24,783)	(233,982)	(115,122)
Other (expense) income, net	124,587	27,120	(109,635)	76,170

Total other income	250,264	3,157	36,041	97,030

Income before taxes	1,505,250	1,434,502	2,659,317	2,505,582

Income taxes	(196,335)	(77,531)	(561,372)	(77,531)

Net income	1,308,915	1,356,971	2,097,945	2,428,051

Less: Net (loss) income attributable to non-controlling interests	(892)	1,902	(2,090)	658

Net income attributable to common stockholders	$1,309,807	$1,355,069	$2,100,035	$2,427,393

Earnings per share
Basic and Diluted	$0.07	$0.09	$0.12	$0.17

Weighted common shares outstanding
Basic and Diluted	20,000,000	14,700,000	17,364,641	14,700,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(A)            Represents the consolidated financial statements of Eminent Promise Limited

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(IN US DOLLARS)

						Accumulated
			Additional			other
	Common stock		paid-in	Statutory	Retained	comprehensive	Non-controlling	Total
	Number	Amount	capital	reserve	earnings	income	interests	equity

Balance at December 31, 2009 (A)	14,700,000	$14,700	$2,438,864	$1,573,267	$3,888,097	$816,560	$(15,046)	$8,716,442

Net income	-	-	-	-	2,100,035	-	(2,090)	2,097,945
Share effectively issued to former shareholder as part of the recapitalization	5,300,000	5,300	(5,300)	-	-	-	-	-
Acquisition of additional interests in a subsidiary	-	-	-	-	-	-	(7,194)	(7,194)
Foreign currency translation	-	-	-	-	-	42,572	-	42,572

Balance at June 30, 2010 (Unaudited)	20,000,000	$20,000	$2,433,564	$1,573,267	$5,988,132	$859,132	$(24,330)	$10,849,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

(A)            Represents the consolidated financial statements of Eminent Promise Limited

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN US DOLLARS)

	Six months ended June 30,
	2010	2009 (A)

Cash flows from operating activities:-

Net income	$2,097,945	$2,428,051

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,809,776	1,746,570
Amortization of intangible assets	9,812	3,936
Loss on write off of property, plant and equipment	27,997	775,435
Changes in assets and liabilities:
Accounts receivable	(1,191,126)	(225,859)
Other receivables	(90,971)	679,189
Utility deposits	(3,622)	(3,168)
Prepaid expenses	(130,254)	323,773
Accounts payable	639,653	(107,132)
Deposits and advances received from subcontractors	2,613	62,728
Accrued expenses and other payables	201,407	634,460
Deferred revenue	1,490,962	(125,758)
Due to non-controlling interest	-	438
Income tax payable	(425,562)	77,514
Net cash provided by operating activities	4,438,630	6,270,177

Cash flows from investing activities:
Advances to related parties	(5,459,365)	(4,950,093)
Repayment from related parties	8,290,930	5,148,404
Deferred costs	-	(96,383)
Acquisition of intangible assets	(61,801)	-
Acquisition of property, plant and equipment	(2,949,677)	(3,917,290)
Deposit paid for motor vehicle and software	(63,182)
Acquisition of additional interests in a subsidiary	(7,194)	-
Net cash used in investing activities	(250,289)	(3,815,362)

Cash flows from financing activities:
Advance from a stockholder	1,000,000	-
Proceeds from bank loans	2,928,858	8,181,441
Repayment of bank loans	(8,205,765)	(905,464)
Dividends paid	-	(2,746,234)
Net cash (used in) provided by financing activities	(4,276,907)	4,529,743

Net (decrease) increase in cash	(88,566)	6,984,558

Effect of foreign currency conversion on cash	(7,113)	(5,353)
Cash at beginning of period	1,084,066	533,565
Cash at ending of period	$988,387	$7,512,770

Supplemental cash flow information:
Interest paid	$233,982	$115,122
Income tax paid	$988,590	$-

The accompanying notes are an integral part of these financial statements.

(A)            Represents the consolidated financial statements of Eminent Promise Limited

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS

China Transportation International Holdings Group Limited (the “Company”, f/k/a China Ding Cheng Science Holdings Co., Ltd.), was incorporated under the laws of the State of Nevada on March 12, 2004 under the name Beautiful Life Foods, Inc. On December 22, 2004, the Company amended its Articles of Incorporation to change its name to Diamond Bay Holdings, Inc. On December 1, 2006, the Company amended its Articles of Incorporation to change its name to Shaan’xi Ding Cheng Science Holding Co., Ltd.  On February 5, 2007 the Company amended its Articles of Incorporation to change its name to China Ding Cheng Science Holdings Co., Ltd.  The Company’s only activities had been organizational ones, directed at developing its business plan and raising its initial capital. Prior to the completion of the Share Exchange discussed below, the Company was a shell company as defined in Rule 12b-2 under the Securities Act of 1933, having no or nominal business operations, employees, or assets.

On April 1, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Eminent Promise Limited (“Eminent Promise”), a corporation incorporated under the laws of the British Virgin Islands, and the shareholders of Eminent Promise (the “Eminent Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Eminent Shareholders agreed and transferred all of the issued and outstanding shares of common stock in Eminent Promise to the Company in exchange for the issuance of an aggregate of 14,700,000 shares of the Company’s common stock, par value $.001 (“Common Stock”), to the Eminent Shareholders (“Share Exchange”).

Prior to the Share Exchange, Mr. Yueming Guo returned 14,700,000 previously issued shares of common stock to the Company for cancellation and such shares were returned to the Company’s authorized but unissued shares of common stock. Following the Share Exchange, the Company has a total of 20,000,000 shares of common stock issued and outstanding.

Eminent Promise owns 100% of the issued and outstanding capital stock of Tone Express (HK) Limited (“Tone Express), a corporation incorporated under the laws of Hong Kong~~,~~. Tone Express owns 100% of the issued and outstanding capital stock of the Yiyang Tone Express (HK) Limited (“Yiyang Tone Express”, a corporation incorporated under the laws of the PRC.~~,~~. On December 24, 2009, Yiyang Tone Express entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Yiyang Xiangyun Group Company Limited (“ the Yiyang Group”)  and its shareholders, pursuant to which Yiyang Tone Express effectively assumed management of the business activities of Yiyang Group and has the right to appoint all executives and senior management and the members of the board of directors of Yiyang Group.

The VIE Agreements comprised of a series of agreements, including a Management and Consulting Services Agreement, Operating Agreement and Proxy Agreement, through which Yiyang Tone Express has the right to advise, consult, manage and operate Yiyang Group for an annual fee in the amount of Yiyang Group’s yearly net profits after tax.  Additionally, Yiyang Group’s shareholders pledged their rights, titles and equity interest in Yiyang Group as security for Yiyang Tone Express to collect consulting and services fees provided to Yiyang Group through an Equity Pledge Agreement.  In order to further reinforce Yiyang Tone Express’s rights to control and to operate Yiyang Group, Yiyang Group’s shareholders granted Yiyang Tone Express an exclusive right and option to acquire all of their equity interests in Yiyang Group through an Option Agreement.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS (CONTINUED)

As a result of the Share Exchange the Company, through its subsidiaries and VIE, is now engaged in the business of providing public transportation services in the PRC.  All business operations are conducted through the Company’s wholly-owned subsidiary, Yiyang Tone Express, and Yiyang Group, its VIE.

Yiyang Group includes the following subsidiaries along with its respective ownership interests:

	Ownership %
Yiyang Xiang Highway Transportation Company Limited	80%
Yiyang Shi Dong Fang Travelling Bus Company Limited	100	%(1)
An Hua Xian An Shun Local Transportation Company Limited	100%
Tao Jiang Xiang Hui Shan Gang Xiangyun Rural Transportation Company Limited	100%

(1) On April 13, 2010, Yiyang Group acquired the remaining interest of 12% of Yiyang Shi Dong Fang Travelling Bus Company Limited, which then become a wholly-owned subsidiary of Yiyang Group.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements of the Company on Form 8-K on April 1, 2010.

The Share Exchange transaction has been accounted for as a recapitalization of the Company whereby the Company is considered the legal acquiror and Eminent Promise  is considered the accounting acquiror. As a result of this transaction, the Company is deemed to be a continuation of the business of Eminent Promise.  The historical stockholders’ equity of the accounting acquiror prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation and Consolidation (Continued)

The Company has adopted Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 810, which requires that a VIE to be consolidated by a company if that company is entitled to receive a majority of the VIE’s residual returns and has direct ability to make decision on all operational activities of the VIE.

The Operating Agreement indicated that Yiyang Group, is the operating entity which is under control of Yiyang Tone Express. It empowers Yiyang Tone Express the direct ability to make decisions on all activities of Yiyang Group.

Under the Management and Consulting Service Agreement entered between Yiyang Tone Express and Yiyang Group on December 24, 2009, Yiyang Group agreed to pay all of its net profits to Yiyang Tone Express as consultancy fee annually. Accordingly, Yiyang Tone Express has the right to receive the expected residual returns of Yiyang Group.

Under the aforementioned contractual arrangement, the Company, “China Transportation International Holdings Group Limited” qualifies as the primary beneficiaries for the controlling interest of Yiyang Group under ASC230-10-45 and ASC810-10-15-14. The result of subsidiaries or variable interest entities acquired prior to date of Share Exchange Agreement on April 1, 2010 entered are included in the consolidated financial statements.

As of June 30, 2010, the unaudited consolidated financial statements include the accounts of the Company and the following entities (together referred to as the “CTHG Group”).  All intercompany transactions and accounts have been eliminated in consolidation.

Name of Company	Place of incorporation	Date of incorporation	Attributable equity interest	Direct/ Indirect Controlling interest

Eminent Promise Limited	British Virgin Islands	August 11, 2009	100%	Direct

Tone Express (HK) Limited	Hong Kong	August 13, 2009	100%	Indirect

Yiyang Tone Express (HK) Limited	PRC	January 11, 2010	100%	Indirect

Yiyang Xiangyun Group Co., Ltd.	PRC	December 26, 1987	*	Indirect

*	The Company has indirect controlling interest of Yiyang Group under the VIE Agreements entered on December 24, 2009, which are described in Note 1 above.

Initial measurement of VIE - The Company initially measures the assets, liabilities, and non-controlling interests of the VIEs at their fair values at the date of the acquisitions. At the date of acquisition, the fair value of VIE was equal to book value of the VIE.

Accounting after initial measurement of VIE - Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

-	Carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary (referred as “Primary Beneficiary” or “PB”); and

-	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant items subject to such estimates and assumptions include the valuation allowances for receivables, the recoverability of the carrying amount, the estimated useful lives of long-lived assets, and the contingencies. Actual results could differ from those estimates.

Economic and Political Risks

CTHG Group’s operations are conducted in the PRC. Accordingly, CTHG Group's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

CTHG Group's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe.  These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange.  CTHG Group's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances aboard, and rates and methods of taxation, among other things.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks. Substantially all of CTHG Group’s cash deposits are held with financial institutions located in the PRC. Management believes that these major financial institutions are of high credit quality. Restricted cash is excluded from cash and cash equivalents.

Accounts Receivable

Accounts receivable represents outstanding service fees to be collected from customers and subcontractors. The allowance for doubtful accounts is CTHG Group’s best estimate of the amount of probable credit losses in the existing accounts receivable.  Management determines the allowance based on historical experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Management believes CTHG Group is not exposed to any off-balance-sheet credit exposure from its customers

Management performs ongoing credit evaluation of its customers’ financial conditions and believes that all outstanding balance is collectible.  Therefore, management has determined that no allowance for doubtful accounts was deemed necessary as of June 30, 2010 and December 31, 2009.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Related Parties

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. CTHG Group has these types of relationships.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to general and administrative expenses as incurred.  Depreciation of property, plant and equipment is computed by the straight-line method over the assets estimated useful lives ranging from two to nineteen years.

Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

The estimated useful lives of the assets as follows:
Years

Buildings	19
Office equipment and furniture	2-8
Motor vehicles	5-8

Intangible Assets

Intangible assets acquired separately, including land use right and computer software, are measured on initial recognition on cost.

The useful lives of intangible assets are assessed to be either finite or indefinite. Intangible assets with finite lives are subsequently amortized over the useful economic life and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The amortization period and the amortization method for an intangible asset with a finite useful life are reviewed at least at each financial year end.

Computer software is stated at cost less any impairment losses and is amortized on the straight-line basis over its estimated useful life of 5 years.

Land use right represents the prepayments for the use of the parcels of land in the PRC where CTHG Group’s headquarter is located through a deed of trust with Yiyang Xiangyun Investment Company Limited, one of CTHG Group’s related parties, and are charged to expense over their respective lease periods of 39 years expiring on June 28, 2046. According to the laws of the PRC, the government owns all the land in the PRC.  Companies or individuals are authorized to use the land only through land use rights granted by the PRC government for a certain period (usually 50 years).  The land use right can be sold, purchased, and exchanged in the market.  The term of such rights for successive owner shall be reduced by the amount of time utilized by the preceding owner.  CTHG Group has obtained a land use right from the PRC Government for commercial purpose through a Deed of Trust with Yiyang Xiangyun Investment Company Limited.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets and property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset.

Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

At June 30, 2010 and June 30, 2009, CTHG Group determined that there was no impairment in value.

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

Deposits and Advances Received From Subcontractors

CTHG Group enters into agreements with various subcontractors to grant them the rights to operate a designated bus route. Such agreement requires a deposit and an advance received from subcontractors for obtaining the rights to operate the bus line and is renewed on an annual basis. These deposits and advances received are non-interest bearing.

Deferred Revenue

Along with the agreement to operate the bus routes, CTHG Group also contracts with subcontractors to grant them the rights to use the motor vehicles during the operation of designated bus routes.  Each agreement has a fixed term of five years and is renewable upon expiration.  Upon signing of the agreements, subcontractors are required to pay a lump sum subcontracting fee calculated based on an annual estimated usage of the contracted motor vehicle for the right to use.  These fees will be amortized over the term of the agreement, usually five years. Deferred revenue that will be recognized in next year is being classified as short term liabilities with the balance classified as a long term liability.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

CTHG Group generates revenue primarily from public transportation services provided through direct bus ticket sales and subcontractors.

CTHG Group recognizes revenue over the applicable contract periods with its subcontractors or as services are rendered.  Amounts contracted and collected before the services being rendered are included in deferred revenue.

Income Taxes

CTHG Group accounts for income taxes under ASC 740 “Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be effective when the differences are expected to reverse.

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

ASC 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of June 30, 2010 and December 31, 2009 there were no amounts that had been accrued with respect to uncertain tax positions.

Statutory Reserves

Pursuant to the PRC Company Law, Yiyang Group are required to make appropriations to the statutory reserve at a rate of at least 10% of the after-tax net earnings for each year as determined in accordance with the PRC GAAP.  The after-tax net earnings must be set off against any accumulated losses sustained by Yiyang Group in prior years, before allocation is made to the statutory reserve.  Appropriation to the statutory reserve must be made before distribution of dividends to owners.  The appropriation is required until the reserve accumulated is equal to 50% of Yiyang Group’ registered capital.  This statutory reserve is not distributable in the form of cash dividends.  For the six months ended June 30, 2010 and year ended December 31, 2009, Yiyang Group has made appropriations of $Nil and $905,304, respectively, into the statutory reserve.

Stock-Based Compensation

CTHG Group adopted ASC Topic 718.   This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which services are received.  Stock compensation for stock granted to non-employees has been determined in accordance with ASC Topic 718 and ASC Topic 505-50, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Other Comprehensive Income

CTHG Group adopted ASC 220 “Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income is defined as the change in equity of a company during the period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the accompanying consolidated statements of changes in equity and comprehensive income, was cumulative foreign currency translation adjustment in each of the quarters ended June 30, 2010 and 2009.

Pension and Employee Benefits

Full time employees of CTHG Group’s PRC subsidiaries are required to participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees.  PRC labor regulations require CTHG Group to accrue for these benefits based on certain percentages of the employees' salaries. Costs for pension and employee benefits for the six months ended June 30, 2010 and 2009 were $161,363 and $147,235, respectively.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to CTHG Group, but which will only be resolved when one or more future events occur or fail to occur. CTHG Group’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against CTHG Group, or unasserted claims that may result in such proceedings, CTHG Group’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in CTHG Group’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

As of June 30, 2010 and December 31, 2009, the management has evaluated all such proceedings and claims.  In the opinion of management, provision of legal claim was made and the ultimate disposition of these matters will not have a material adverse effect on CTHG Group's financial position, liquidity or results of operations.

Foreign Currency Translation

CTHG Group uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries with the Company maintain their books and records in their respective functional currency, Chinese Renminbi (“RMB”) and Hong Kong Dollars (“HK$”), being the lawful currency in the PRC and Hong Kong, respectively. Assets and liabilities of the subsidiaries are translated from RMB or HK$ into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income, comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of CTHG Group’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB and HK$ into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2010	June 30, 2009	December 31, 2009
Balance sheet items, except for equity accounts	RMB6.80860=$1	RMB6.84476=$1	RMB6.83720=$1
	HK$7.75000=$1	HK$7.75000=$1	HK$7.75000=$1

Items in statements of operations and comprehensive income	RMB6.83474=$1	RMB6.84323=$1	RMB6.84658=$1
	HK$7.75000=$1	HK$7.75000=$1	HK$7.75000=$1

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Earnings Per Share

CTHG Group reports earnings per share in accordance with the ASC 260 “Earnings Per Share” This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net profit for the period presented in the computation of diluted earnings per share. There were no common stock equivalents necessary for the computation of diluted earnings per share.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

ASC 280 "Segment reporting" establishes standards for reporting information on operating segments in interim and annual financial statements.  CTHG Group has one segment, all of CTHG Group's operations and customers are in the PRC and all income is derived from the providing services of public transportation. The information presented in the consolidated statement of operations reflects the revenues and costs associated with this business segment that management uses to make operating decisions and assess performance.

Recently Issued Accounting Pronouncements

In January 2010, FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this guidance will not impact CTHG Group’s financial condition or results of operations.

In February 2010, the FASB issued Accounting Standards Update 2010-09 “Subsequent Events (Topic 855)” allowing SEC filers to remove the date through which subsequent events have been reviewed. ASU 2010-09 became effective upon issuance, and the adoption of this guidance did not have a material impact on CTHG Group’s financial statements.

In April 2010, the EITF issued “Revenue Recognition – Milestone Method.”  This issue provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  This issue is effective on a prospective basis for milestones achieved in fiscal years beginning after June 15, 2010.  Early adoption is permitted.  CTHG Group is currently evaluating the potential impact of this issue.

3.	CASH AND CASH EQUIVALENTS

Cash represents cash at banks and cash in hand. CTHG Group does not believe it is exposed to any significant credit risk on cash and cash equivalents. As of June 30, 2010 and December 31, 2009, there were cash and cash equivalents of $988,387 and $1,084,066 respectively.

Renminbi is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

4.	OTHER RECEIVABLES
	As of June 30,	As of December 31,
	2010	2009

Advances to bus suppliers	$11,750	$35,746
Advances to employees	185,631	140,799
Advances to third parties	32,839	35,024
Advances to subcontractors	320,339	240,382
Others	3,658	11,295
	$554,217	$463,246

These advances represent mainly temporary funds provided to various parties for daily operations.  These advances are interest free and without fixed repayment terms.

5.	PREPAID EXPENSES

	As of June 30,	As of December 31,
	2010	2009

Prepaid fuel	220,287	77,509
Prepaid insurance	84,423	49,846
Prepaid repairs and maintenance	-	13,238
Others	7,408	41,271
	$312,118	$181,864

6.	DUE FROM RELATED PARTIES

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.  CTHG Group has the following due from related parties as outlined below:

	As of June 30,	As of December 31,
	2010	2009

Yiyang Xiangyun Station Services Company Limited (a)	$5,246,978	$8,971,918
Yiyang Xiangyun Investment Company Limited (a)	1,850,276	6,298,512
Yiyang Xiangyun Holding Company Limited (a)	7,262,720	1,921,109
	$14,359,974	$17,191,539

(a)
On June 1, 2010, CTHG Group renewed the loan agreement with above related parties. Under the new agreement, the loan advances were secured by the assets of these related parties, interest was computed at a rate based on 10% increment of the PRC’s banks’ current borrowing rate and has no fixed terms of repayment.

Interest income was $379,658 and $135,982 for the six months ended June 30, 2010 and 2009, respectively.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of June 30,	As of December 31,
	2010	2009

Buildings	$134,873	$134,308
Office equipment and furniture	266,858	248,624
Motor vehicles	29,280,765	27,250,495
	29,682,496	27,633,427
Less:
Accumulated depreciation	(15,982,889)	(15,102,629)
Net book value	$13,699,607	$12,530,798

Depreciation charged to costs of sales was $1,785,767 and $1,723,400 for the six months ended June 30, 2010 and 2009, respectively. The expense charged to costs of sales was $890,198 and $916,594 for the three months ended June 30, 2010 and 2009, respectively.

Depreciation charged to general and administrative expenses was $24,009 and $23,170 for the six months ended June 30, 2010 and 2009, respectively. The expense charged to general and administrative expenses was $11,923 and $11,389 for the three months ended June 30, 2010 and 2009, respectively.

Buildings with an aggregate net book value of $100,544 and $102,450 at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral for various bank loans.

CTHG Group inspects the motor vehicles periodically to check if any of them are old and need to be retired or written off due to the operation inefficiencies. As of June 30, 2010 and 2009, CTHG Group recognized a loss on write off of motor vehicles amounting to $27,997 and $775,435, respectively, under operating expenses.

8.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of June 30,	As of December 31,
	2010	2009

Land use right, net	$284,857	$287,605
Computer software	56,128	-
	$340,985	$287,605

In July 2007, CTHG Group obtained the land use right of a piece of land, on which CTHG Group’s headquarter is located, through a deed of trust with Yiyang Xiangyun Investment Company Limited, one of CTHG Group’s related parties, for $275,836 (RMB2,101,100).  This land is located in Yiyang, Hunan Province, with an area of approximately 2,200 square meters.  Under the deed of trust, the land use right has a term of 39 years expiring on June 28, 2046. Land use right is amortized using straight-line method over its prospective beneficial period. Land use right was pledged as collateral for various bank loans.

The computer software was amortized using straight-line method over its estimated useful line of 60 months starting from January 2010.

The amortization expenses were $9,812 and $3,936 for the six months ended June 30, 2010 and 2009, respectively. The expenses were $5,070 and $1,968 for the three months ended June 30, 2010 and 2009, respectively.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

9.	BANK LOANS

	As of June 30,	As of December 31,
	2010	2009

Current	$2,971,242	$8,224,127
Non-current	16,890	33,640
	$2,988,132	$8,257,767

Bank loans were secured by land use right and the buildings held by CTHG Group and its related parties, namely Yiyang Xiangyun Investment Company Limited and Yiyang Xiangyun Station Services Company Limited. These loans were used to finance daily operations, fuel purchasing and accessories of motor vehicles. Interest rate ranges from 6.372% to 6.48%.

Bank loans consist of the following as of June 30, 2010:

Financial Institutions	Original Loan Amount USD	Loan Amount USD	Duration	Annual Interest Rate	Collateral
Industrial and Commercial Bank of China Limited	2,928,858	2,928,858	8/2/2010- 7/2/2011	6.372%	Related parties’ and CTHG Group’s buildings
Rural Credit Cooperatives	100,668	59,274	12/29/2008- 12/29/2011	6.48%	NIL
Total	3,029,526	2,988,132

The interest expenses incurred and paid for the six months ended June 30, 2010 were $233,982 and for the three months ended Jun 30, 2010 were $70,610. The weighted average interest rate was 6.37%.

The interest expenses incurred and paid for the six months ended June 30, 2009 were $115,122 and for the three months ended June 30, 2009 were $90,339. The weighted average interest rate was 5.43%.

Bank loans consist of the following as of December 31, 2009:

Financial Institutions	Original Loan Amount USD	Loan Amount USD	Duration	Annual Interest Rate	Collateral
Industrial and Commercial Bank of China Limited	877,552	877,552	1/16/2009- 1/15/2010	6.372%	Related parties’ and CTHG Group’s buildings
China Construction Bank	7,312,935	7,312,935	6/22/2009- 6/21/2010	5.31%	Related parties’ buildings and the land use right
Rural Credit Cooperatives	100,668	67,280	12/29/2008- 12/29/2011	6.48%	NIL
Total	8,291,155	8,257,767

The loan from Industrial and Commercial Bank of China Limited of $877,552 was repaid on 15 January, 2010 and the loan from China Construction Banks of $7,312,935 was repaid on 21 June, 2010.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

10.	ACCRUED EXPENSES AND OTHER PAYABLES

	As of June 30,	As of December 31,
	2010	2009

Accrued utility expenses and others	$12,018	$148
Accrued insurance expenses	140,511	167,148
Accrued salaries and welfare	118,004	121,689
Value added tax and other taxes payable	120,856	89,209
Other payables
Due to staffs	135,806	81,872
Provision for litigation claims (Note a)	733,476	709,906
Due to bus suppliers	204,168	41,853
Other loan payable (Note b)	320,240	318,901
Others	17,012	68,619
	$1,802,091	$1,599,345

(a)
In 2008, CTHG Group was involved in a severe traffic accident which resulted in deaths and injuries to many victims. CTHG Group has an obligation to compensate the loss of victims. As of June 30, 2010, no final settlement has been determined by the Court. However, the management reviewed the pertinent case situation and had made provision of $733,476 for the compensation claim by victims.

(b)
The loan was borrowed from Hunan Highway Transportation Stock Company Limited, a non-controlling interest of Yiyang Xiang Highway Transportation Company Limited, one of Yiyang Group’s subsidiaries.  The loan was unsecured, interest-free and without fixed repayment date.

11.	DEFERRED REVENUE

The deferred revenue will be amortized over the term of five years. Deferred revenue that will be recognized in next year is being classified as current liabilities and is being classified as non-current liabilities if it is over one year.

	As of June 30,	As of December 31,
	2010	2009

Current liabilities	$1,034,704	$2,161,697
Non-current liabilities	11,264,745	8,646,790
	$12,299,449	$10,808,487

A summary of 5 years deferred revenue is summarized as below:

For the year ending December 31,
2010	$560,034
2011	2,848,021
2012	2,848,021
2013	2,848,021
2014	2,848,021
2015	347,331
$12,299,449

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

12.	DUE TO A STOCKHOLDER

The amount due to a stockholder is interest free, unsecured and repayable on demand.

13.	COMMON STOCK

	Common Stock
	Number	Amount

As of December 31, 2009	14,700,000	$14,700
Share effectively issued to former shareholders as part of the recapitalization	5,300,000	5,300
As of June 30, 2010	20,000,000	$20,000

As of June 30, 2010, the Company has authorized 300,000,000 of $0.001 par common stock, of which 20,000,000 shares were issued and outstanding.

14.	COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income attributable to common stockholders	$1,309,807	$1,355,069	$2,100,035	$2,427,393
Other comprehensive income:
Foreign currency translation adjustments	41,558	1,099	42,572	9,330
Comprehensive income	$1,351,365	$1,356,168	$2,142,607	$2,436,723

15.	INCOME TAXES

CTHG Group is subject to income taxes on an entity basis, that is, on income arising in or derived from the tax jurisdiction in which the entity is domiciled.

The income tax on consolidated statements of income represented the provision of income taxes for the operating VIE, Yiyang Group only.  No provision for the Company and Eminent Promise has been made as both companies have no operation nor assessable profits for the six months ended June 30, 2010.

All Chinese enterprises are governed by the PRC Income Tax Law and various local income tax laws, pursuant to which a company generally is subject to an income tax at an effective rate of 25% on income as reported in its statutory financial statements after appropriate tax adjustments. Yiyang Group has obtained preferential tax treatment from the district official of Yiyang City in 2010. Twenty-eight percent of the tax paid would be refunded to Yiyang Group for the period from 2009 to 2011.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

PRC enterprise income tax	$180,470	$77,531	$545,507	$77,531
Under-provision of tax	15,865	-	15,865	-
Current income tax	$196,335	$77,531	$561,372	$77,531

CTHG Group’s income tax provision in respect of operations in PRC is calculated at the applicable tax rates on the estimated assessable profits for the year based on existing legislation, interpretations and practices in respect thereof.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

16.	INCOME TAXES (CONTINUED)

A reconciliation of the expected income tax expense to the actual income tax expense is as follows:-

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Income before taxes	$1,505,250	$1,434,502	$2,659,317	$2,505,582

Expected tax (2010: 25%, 2009: 25%)	$376,313	$358,626	$664,830	$626,396
Non-deductible expenses	16,298	3,924	92,818	3,924
Tax preferential treatment provided by local district official	(212,141)	-	(212,141)	-
Non-taxable income	-	(285,036)	-	(552,806)
Effect on exchange rate	-	17	-	17
Under-provision of tax	15,865	-	15,865	-
Income tax expense	$196,335	$77,531	$561,372	$77,531

CTHG Group adopted the provisions of ASC 605, "Accounting for Uncertainty in Income Taxes." ASC 605 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740, "Accounting for Income Taxes." The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including 50% likely of being realized upon ultimate settlement. Management does not anticipate any potential future adjustments would result in a material change to its tax position. As a result, there is no unrecognized tax benefit.

17.	CONTINGENCIES

In 2008, CTHG Group was involved in a severe traffic accident which resulted in death and injuries to many victims. CTHG Group has an obligation to compensate the loss of victims. As of June 30, 2010, there has been no final settlement has been determined by the Court. As discussed with its PRC counsel, the maximum compensation to victims was estimated to be $733,476. Management has made a full provision in the financials.

Item 2.  Management’s Discussion and Analysis of Financial Conditions of Operations.

  You should read this Management's Discussion and Analysis in conjunction with the Consolidated Financial Statements and Related Notes.

Business Overview

China Transportation International Holdings Group Limited (the “Company”, f/k/a China Ding Cheng Science Holdings Co., Ltd.), was incorporated under the laws of the State of Nevada on March 12, 2004 under the name Beautiful Life Foods, Inc. On December 22, 2004, the Company amended its Articles of Incorporation to change its name to Diamond Bay Holdings, Inc. On December 1, 2006, the Company amended its Articles of Incorporation to change its name to Shaan’xi Ding Cheng Science Holding Co., Ltd.  On February 5, 2007 the Company amended its Articles of Incorporation to change its name to China Ding Cheng Science Holdings Co., Ltd.  Up until the entry of the Share Exchange (as described below), the Company’s only activities had been organizational ones, directed at developing its business plan and raising its initial capital. Prior to the completion of the Share Exchange with Eminent Promise discussed below, the Company was a shell company as defined in Rule 12b-2 under the Securities Act of 1933, having no or nominal business operations, employees, or assets.

On April 1, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Eminent Promise Limited (“Eminent Promise”), a corporation incorporated under the laws of the British Virgin Islands, and the shareholders of Eminent Promise (the “Eminent Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Eminent Shareholders agreed to transfer all of the issued and outstanding shares of common stock in Eminent Promise to the Company in exchange for the issuance of an aggregate of 14,700,000 shares of the Company’s common stock, par value $.001 (“Common Stock”), to the Eminent Shareholders, thereby causing Eminent Promise and its wholly-owned subsidiaries, Tone Express (HK) Limited (“Tone Express”), a company incorporated under the laws of Hong Kong Special Administrative Region of PRC, and Yiyang Tone Express (HK) Limited (“Yiyang Tone Express”), a corporation incorporated under the laws of the Peoples Republic of China (“PRC”) to become wholly-owned subsidiaries of the Company, and Yiyang Xiangyun Group Company Limited (the “Yiyang Group”), a corporation organized under the PRC laws to become a variable interest entity (“VIE”) of the Company (“Share Exchange”).

The Share Exchange transaction has been accounted for as a recapitalization of the Company whereby the Company is considered the legal acquiror and Eminent Promise  is considered the accounting acquiror. As a result of this transaction, the Company is deemed to be a continuation of the business of Eminent Promise.  The historical stockholders’ equity of the accounting acquiror prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.

As a result of the Share Exchange the Company, through its subsidiaries and VIE, is now engaged in the business of providing public transportation services in the PRC.  All business operations are conducted through the Company’s wholly-owned subsidiary, Yiyang Tone Express, and through Yiyang Group, its VIE.

Plan of Operation

During the next twelve months, the Company expects to take the following steps in connection with the development of its transportation business in PRC and the implementation of the following operation plans:
•           The Company intends to continue with its general strategies to build a road transportation network throughout China and expand extensively;
•           The Company intends to acquire or merge with an array of trans-provincial and trans-regional passenger transport companies and build the company to become the first choice for passengers;
•           The Company intends to build a multilevel passenger transport network and strive for expanding market;
•           The Company intends to boost urban public transportation and integrate urban and rural passenger transport business.

We currently have no agreements or commitments with respect to any material acquisitions or investments in other companies.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Gross revenue was $4,600,957 for the three months ended June 30, 2010, an increased of approximately $527,831 or 12.96% as compared to the three months ended June 30, 2009.  Excluding a 0.11% favorable impact of foreign exchange reflecting a weaker U.S. dollar compared to the three months ended June 30, 2009, revenue increased 12.85%.  The increase was primarily due to strong rebound of the Chinese economy which requires more labor from inner main land. The National Bureau of Statistics of China announces that China’s GDP for the six months ended June 30, 2010 increased 11.1% compared to 2009.

Cost of sales was $2,575,729 or 55.98% of revenues for the three months ended June 30, 2010, while cost of sales for the three months ended June 30, 2009 was $1,624,194 or 39.88% of revenues.  The increase of cost of sales was partly due to the increase of revenue correspondingly.  The increase of gas prices also contributed to the cost increase.

Gross profit was $2,025,228 for the three months ended June 30, 2010 compared to $2,448,932 for the three months ended June 30, 2009.  The decrease of gross profit was mainly attributed to the increase cost of fuel by $128,555 and insurance by $281,840 as a result of the increase of new bus lines and number of motor buses during the three months ended June 30, 2010.

Gross margins decreased to 44.02% for the three months ended June 30, 2010 from 60.12% for the three months ended June 30, 2009.  The decrease was mainly attributed to the increase in the expenses associated the sub-contracting charges, fuel cost, depreciation, insurance, sales tax and toll charges.

Operating expenses, which consist of selling and marketing expenses, general and administrative expenses, and reallocated loss on write off of property, plant and equipment, was $770,242 for the three months ended June 30, 2010, as compared to $1,017,587 for the three months ended June 30, 2009.  The decrease was primarily due to loss from write off of property, plant and equipment, which exceeded the increase of salary and legal and other professional fees for the three months ended June 30, 2010.  Operating expenses, as a percentage of gross revenue, was 16.74% for the three months ended June 30, 2010 compared to 24.98% for the three months ended June 30, 2009.

Operating income for the three months ended June 30, 2010 was $1,254,986, compared to $1,431,345 for the three months ended June 30, 2009.  The decrease was primarily due to the decrease of gross profit and the increase of general and administrative expenses.

Other income (expenses) consists primarily of interest income/expense, agency income, penalty income/expense, donation and compensation paid to subcontractors.  Net interest income was $125,677 for the three months ended June 30, 2010, compared to net interest expense of $23,963 for the three months ended June 30, 2009.  More than 98% of interest income, which was $193,413 for the three months ended June 30, 2010, came from the Company’s related parties. Prior to the carve-out on June 1 2009, as a branch of Yiyang Xiangyun, Yiyang Group didn’t collect interest from other parts of Yiyang Xiangyun.  The interest rates on bank loans were between 5.31-6.48% for the three months ended June 30, 2010.

The effective income tax rate for the three months ended June 30, 2010 was 13.04% compared to 5.4% for the three months ended June 30, 2009. Prior to the carve-out on June 1, 2009, Yiyang Group was a branch of Yiyang Xiangxun, and contributed most of its profit to off set other branch’s losses, which resulted in a lower effective income tax rate then.

As a result of the above factors, Net Income from continuing operations for the three months ended June 30, 2010 was $1,308,915, or $0.07 per share, compared to $1,355,069, or $0.09, per share for the same period of 2009.

Results of Operations for the Six Months ended June 30, 2010 and 2009

Gross revenue for the six months ended June 30, 2010 was $11,839,414, an increase of approximately $888,744 or 8.12% from the first six months ended June 30, 2009.  Excluding a 0.13% favorable impact of foreign exchange, reflecting a weaker U.S. dollar compared to first six months 2009, revenue increased 7.99%.  The increase was primarily due to higher volumes of passengers traveling during 2010’s Spring Festival in January and February 2010.  According to the Company’s statistics, 973,090 passengers utilized Yiyang Xiangyun’s buses in the 40-day peak season in 2010’s Spring Festival in January and February 2010, an 11% increase compared to the corresponding period in 2009. In addition to that, the strong rebound of the Chinese economy requires more labor from inner main land.

Cost of sales was $7,623,630 or 64.39% of revenues for the six months ended June 30, 2010, while cost of sales for the six months ended June 30, 2009 was $6,478,744 or 59.16% of revenues.  The increase of cost of sales was partly due to the increase of revenue correspondingly.  The increase of gas prices also contributed to the cost increase.

Gross profit was $4,215,784 for the six months ended June 30, 2010 compared to $4,471,926 for the same period in 2009. The decrease of gross profit was mainly attributed to the increase of cost of fuel by $193,526 and insurance by $91,275, as a result of the increase of new bus lines and number of motor buses for the six months ended June 30, 2010.

Gross margins decreased to 35.61% for the six months ended June 30, 2010 from 40.84% for the six months ended June 30, 2009. The decrease was primarily due to the increase in the expenses associated the sub-contracting charges, fuel cost, depreciation, insurance, sales tax and toll charges..

Operating expenses which consist of selling and marketing expenses, general and administrative expenses, and reallocated loss on write-off of property, plant and equipment were $1,592,508 for the six months ended June 30, 2010 compared to $2,063,374 for the six months ended June 30, 2009. The decrease was primarily due to loss from write off of property, plant and equipment, which was $27,997 for the six months ended June 30, 2010 compared to $775,435 for the six months ended June 30, 2009. Meanwhile, general and administrative expenses increased by $309,175, which was particularly attributed to the higher salaries and traveling expenses, in the amount of $708,918, partially offset by a decrease of legal and other professional fees in the amount of $568,877. Operating expenses, as a percentage of gross revenue, decreased to 13.45% from 18.84% for the six months ended June 30, 2009.

Operating income for the six months ended June 30, 2010 was $2,623,276 compared to $2,408,552 for the six months ended June 30, 2009.  Higher gross profit due to higher prices and revenue volume, and a favorable impact from foreign currency brought more operating income.

Other income (expenses) consists primarily of interest income/expense, agency income, penalty income/expense, donation and compensation paid to subcontractors. Net interest income was $145,676 for the six months ended June 30, 2010 compared to $20,860 for the six months ended June 30, 2009.  During the first six months 2010, interest income which came from the Company’s related parties was $379,658 for the six months ended June 30, 2010. Prior to the carve-out on June 1 2009, as a branch of Yiyang Xiangyun, Yiyang Group didn’t collect interest from other parts of Yiyang Xiangyun.  The interest rates on debt were between 5.31-6.48% for the six months ended June 30, 2010.

The effective tax rate for the first six months 2010 increased to 21.11% compared to 3.09% for the six months ended June 30, 2009.  Prior to the carve-out on June 1, 2009, Yiyang Group was a branch of Yiyang Xiangxun, and contributed most of its profit to off set other branch’s losses, causing a low effective income tax rate then.

Income from continuing operations for the six months ended June 30, 2010 was $2,097,945, or $0.12 per share, compared to $2,428,051, or $0.17, per share for the same period of 2010.

Liquidity and Capital Resources

The Company has historically funded its operations primarily through bank loans and incoming cash from operations. At June 30, 2010, the Company had an approximately $3 million secured revolving credit facility with Industrial and Commercial Bank of China Limited, and Rural Credit Cooperatives.  The bank loans are secured by a first priority perfected security interest on land use right and the building owned by Yiyang Group and its related parties.

Over the next twelve months, we intend to pursue organic and acquisitive growth and increase our market share. We are also evaluating acquisition and consolidation opportunities in China’s transportation industry. We believe that we have sufficient funds to operate our existing business for the next twelve months. However, in addition to funds available from our operating and short term bank loans, we may need external sources of capital for our expansion. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

The following table summarizes the cash flows for the six months ended June 30, 2010 and 2009.

	Six months Ended June 30,
	2010	2009
Cash provided by (used in):
Operating Activities	$4,438,630	6,270,177
Investing Activities	$(250,289)	(3,815,362)
Financing Activities	$(4,276,907)	4,529,743

Cash and cash equivalents decreased $88,566 during the six months ended June 30, 2010 primarily due to the repayment of $8,190,487 bank loans for the six months ended June 30, 2010.  During the first six months of 2010, net income was $ 2,097,945 compared to $ 2,428,051 for the same period of 2009.

Cash flows provided by operations was $4,438,630 for the six months ended June 30, 2010 compared to $6,270,177 for the first six months of 2009 was unfavorably impacted by a lower net income, cash collections of accounts receivable, and cash payments for income tax in 2009 and the first quarter of 2010.

Cash outflows for the six months ended June 30, 2010 related to investing activities were $250,289 compared to  $3,815,362 for the same period of 2009.  The major in-flow of funds was from related parties in the amount of 8,290,930 in 2010 as a result of repayment of loans by related parties to Yiyang Group after the carve out in June 2009, compared to $5,148,404 in 2009.

Cash flows used in financing activities for the six months ended June 30, of 2010 were $4,276,907 compared to $4,529,743 which was generated from financing activities for the same period a year ago.  Cash outflows in 2010 and 2009 related to the net pay down of loans from China Construction Bank in the amount of $7,343,654 (RMB50, 000,000).

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, gas prices, declines in passenger demand, increased competition, the deterioration in general economic and business conditions, as well as other factors.  See the “Risk Factors” section of the Company’s Current Report on Form 8-K on April 1, 2010 for further explanation of factors that may negatively impact the Company’s cash flows.  Any change in the current status of these factors could adversely impact the Company’s ability to fund operating cash flow requirements.

The Company was in compliance with all financial covenants at June 30, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant items subject to such estimates and assumptions include the valuation allowances for receivables, the recoverability of the carrying amount, the estimated useful lives of long-lived assets, and the contingencies. Actual results could differ from those estimates.

Economic and Political Risks

CTHG Group’s operations are conducted in the PRC. Accordingly, CTHG Group's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

CTHG Group's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe.  These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange.  CTHG Group's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances aboard, and rates and methods of taxation, among other things.

Accounts Receivable

Accounts receivable represents outstanding service fees to be collected from customers and subcontractors. The allowance for doubtful accounts is CTHG Group’s best estimate of the amount of probable credit losses in the existing accounts receivable.  Management determines the allowance based on historical experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Management believes CTHG Group is not exposed to any off-balance-sheet credit exposure from its customers

Management performs ongoing credit evaluation of its customers’ financial conditions and believes that all outstanding balance is collectible.  Therefore, management has determined that no allowance for doubtful accounts was deemed necessary as of June 30, 2010 and December 31, 2009.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to general and administrative expenses as incurred.  Depreciation of property, plant and equipment is computed by the straight-line method over the assets estimated useful lives ranging from two to nineteen years.

Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

The estimated useful lives of the assets as follows:
Years

Buildings	19
Office equipment and furniture	2-8
Motor vehicles	5-8

Deposits and Advances Received From Subcontractors

CTHG Group enters into agreements with various subcontractors to grant them the rights to operate a designated bus route. Such agreement requires a deposit and an advance received from subcontractors for obtaining the rights to operate the bus line and is renewed on an annual basis. These deposits and advances received are non-interest bearing.

Revenue Recognition

CTHG Group generates revenue primarily from public transportation services provided through direct bus ticket sales and subcontractors.

CTHG Group recognizes revenue over the applicable contract periods with its subcontractors or as services are rendered.  Amounts contracted and collected before the services being rendered are included in deferred revenue.

Statutory Reserves

Pursuant to the PRC Company Law, Yiyang Group are required to make appropriations to the statutory reserve at a rate of at least 10% of the after-tax net earnings for each year as determined in accordance with the PRC GAAP.  The after-tax net earnings must be set off against any accumulated losses sustained by Yiyang Group in prior years, before allocation is made to the statutory reserve.  Appropriation to the statutory reserve must be made before distribution of dividends to owners.  The appropriation is required until the reserve accumulated is equal to 50% of Yiyang Group’ registered capital.  This statutory reserve is not distributable in the form of cash dividends.  For the six months ended June 30, 2010 and year ended December 31, 2009, Yiyang Group has made appropriations of $Nil and $905,304, respectively, into the statutory reserve.

Pension and Employee Benefits

Full time employees of CTHG Group’s PRC subsidiaries are required to participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees.  PRC labor regulations require CTHG Group to accrue for these benefits based on certain percentages of the employees' salaries. Costs for pension and employee benefits for the six months ended June 30, 2010 and 2009 were $161,363 and $147,235, respectively.

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to CTHG Group, but which will only be resolved when one or more future events occur or fail to occur. CTHG Group’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against CTHG Group, or unasserted claims that may result in such proceedings, CTHG Group’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in CTHG Group’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

As of June 30, 2010 and December 31, 2009, the management has evaluated all such proceedings and claims.  In the opinion of management, provision of legal claim was made and the ultimate disposition of these matters will not have a material adverse effect on CTHG Group's financial position, liquidity or results of operations.

Foreign Currency Translation

CTHG Group uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries with the Company maintain their books and records in their respective functional currency, Chinese Renminbi (“RMB”) and Hong Kong Dollars (“HK$”), being the lawful currency in the PRC and Hong Kong, respectively. Assets and liabilities of the subsidiaries are translated from RMB or HK$ into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income, comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of CTHG Group’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB and HK$ into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2010	June 30, 2009	December 31, 2009
Balance sheet items, except for equity accounts	RMB6.80860=$1	RMB6.84476=$1	RMB6.83720=$1
	HK$7.75000=$1	HK$7.75000=$1	HK$7.75000=$1

Items in statements of operations and comprehensive income	RMB6.83474=$1	RMB6.84323=$1	RMB6.84658=$1
	HK$7.75000=$1	HK$7.75000=$1	HK$7.75000=$1

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Recently Issued Accounting Pronouncements

In January 2010, FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this guidance will not impact CTHG Group’s financial condition or results of operations.

In February 2010, the FASB issued Accounting Standards Update 2010-09 “Subsequent Events (Topic 855)” allowing SEC filers to remove the date through which subsequent events have been reviewed. ASU 2010-09 became effective upon issuance, and the adoption of this guidance did not have a material impact on CTHG Group’s financial statements.

In April 2010, the EITF issued “Revenue Recognition – Milestone Method.”  This issue provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  This issue is effective on a prospective basis for milestones achieved in fiscal years beginning after June 15, 2010.  Early adoption is permitted.  CTHG Group is currently evaluating the potential impact of this issue.

Off Balance Sheet Arrangements

As of June 30, 2010, the Company had no off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company’s chief executive officer and chief financial officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures.  As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There was no unregistered sales of equity securities other than the issuance of shares in connection with the Share Exchange which is described in PART I and reported on Form 8-K filed on April 1, 2010.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.    Removed and Reserved

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

CHINA TRANSPORATION INTERNATIONAL HOLDINGS GROUP, LIMITED.

August 13, 2010	By:	/s/ Yueming Guo
Yueming Guo
Chairman & President
(Principal Executive Officer)

August 13, 2010	By:	/s/ Xin He
Xin He
Chief Financial Officer
(Principal Financial and
Accounting Officer)