Form 10-Q
period 2010-09-30
CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP Ltd
filed 2010-11-22
CIK 1318509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number:  000-53658

China Transportation International Holdings Group Limited

(Exact name of registrant as specified in its charter)

Nevada	26-4694804
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐

As of November 22, 2010, there were 20,000,000 shares of company common stock issued and outstanding.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements. In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof. In evaluating such forward looking statements, readers should carefully review the discussion of risks and uncertainties in this Quarterly Report on Form 10-Q and the Current Report on Form 8-K filed on April 1, 2010, as well as in other filings with the Securities and Exchange Commission (“SEC”) including, without limitation:

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

(i)

●	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q and the Current Report on Form 8-K filed on April 1, 2010, as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in the People’s Republic of China (“China” or “PRC”) in a highly competitive and rapidly changing environment. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward looking statement. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

In this report, the terms “Company,” “we,” “us” or “our” mean China Transportation International Holdings Group Limited and all subsidiaries and variable interest entities (“VIEs”) included in our consolidated financial statements.

(ii)

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS	Pages

Consolidated Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009	1

Consolidated Statements of Income for the Three Months and Nine Months Ended
September 30, 2010 and 2009 (Unaudited)	2

Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended
September 30, 2010 (Unaudited)	3

Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2010 and
2009 (Unaudited)	4

Notes to the Consolidated Financial Statements (Unaudited)	5 - 20

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	September 30,	December 31,
	2010	2009(A)
	(Unaudited)
ASSETS
Current assets
Cash	$1,062,570	$1,084,066
Accounts receivable	1,564,622	782,258
Other receivables	666,607	463,246
Prepaid expenses	535,757	181,864
Due from a stockholder	-	40,000
Due from related parties	15,628,533	17,191,539
Total Current Assets	19,458,089	19,742,973

Non-current assets
Property, plant and equipment, net	14,787,303	12,530,798
Intangible assets, net	287,546	287,605
Utility deposits	5,862	3,168
Deposits for motor vehicles and software	176,169	110,128
Total Non-current assets	15,256,880	12,931,699
Total Assets	$34,714,969	$32,674,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,920,682	$1,077,254
Accrued expenses and other payables	1,025,822	1,280,444
Other loan payable	343,204	318,901
Bank loans	3,020,259	8,224,127
Deposits and advances received from subcontractors	1,640,634	1,520,082
Deferred revenue	759,112	2,161,697
Income tax payable	531,282	695,295
Due to a stockholder	960,000	-
Total Current Liabilities	10,200,995	15,277,800

Non-current liabilities
Deferred revenue, net of current portion	11,905,821	8,646,790
Bank loans, net of current portion	8,585	33,640
Total non-current liabilities	11,914,406	8,680,430
Total Liabilities	22,115,401	23,958,230
Commitments and Contingent Liabilities (see Note 2)
Stockholders’ equity
Preferred stock: par value $0.001; 30,000,000 shares authorized; no shares issued & outstanding	-	-
Common stock: par value $0.001; 300,000,000 shares authorized; 20,000,000 shares issued and outstanding (2009: 14,700,000)	20,000	14,700
Additional paid-in capital	2,433,564	2,438,864
Statutory reserve	1,573,267	1,573,267
Retained earnings	7,533,599	3,888,097
Accumulated other comprehensive income
- Foreign currency translation gain	1,067,525	816,560
Total Company’s Stockholders’ Equity	12,627,955	8,731,488
Non-controlling interests	(28,387)	(15,046)
Total Equity	12,599,568	8,716,442
Total Liabilities and Stockholders’ Equity	$34,714,969	$32,674,672

(A)	Represents the consolidated financial statements of Eminent Promise Limited

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN US DOLLARS)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009(A)	2010	2009(A)

Revenue	$4,883,197	$4,100,154	$16,722,611	$15,051,131
Cost of sales (including depreciation of motor vehicles of $2,843,306 and $2,244,873 (for the nine months ended September 30, 2010 and 2009, respectively); and $1,091,121 and $846,564 (for the three months ended September 30, 2010 and 2009, respectively)	2,982,971	2,614,754	10,606,601	8,824,957

Gross profit	1,900,226	1,485,400	6,116,010	6,226,174

Operating expenses
Selling and marketing expenses	5,719	1,425	40,596	67,813
General and administrative expenses	739,650	516,588	2,269,284	1,987,875
Loss on write off of property, plant and equipment	48,443	61,606	76,440	837,041

Total operating expenses	793,812	579,619	2,386,320	2,892,729

Operating Income	1,106,414	905,781	3,729,690	3,333,445

Other income (expense):
Interest income	221,929	244,032	601,587	379,971
Interest expense	(149,536)	(113,372)	(383,518)	(228,476)
Other (expense) income, net	746,941	70,903	637,306	184,230

Total other income	819,334	201,563	855,375	335,725

Income before taxes	1,925,748	1,107,344	4,585,065	3,669,170

Income taxes	384,338	293,426	945,710	427,114

Net income before attribution of non-controlling interests	1,541,410	813,918	3,639,355	3,242,056

Less: Net (loss) income attributable to non-controlling interests	(4,057)	587	(6,147)	1,244

Net income attributable to the Company	$1,545,467	$813,331	$3,645,502	$3,240,812

Earnings per share
Basic and Diluted	$0.08	$0.06	$0.20	$0.22

Weighted common shares outstanding
Basic and Diluted	20,000,000	14,700,000	18,252,747	14,700,000

(A)	Represents the consolidated financial statements of Eminent Promise Limited

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)
(IN US DOLLARS)

	Common stock		Additional paid-	Statutory	Retained	Accumulated other comprehensive	Total Company’s stockholders’	Non- controlling	Total
	Number	Amount	in capital	reserve	earnings	income	equity	interests	equity

Balance at December 31, 2009 (A)	14,700,000	$14,700	$2,438,864	$1,573,267	$3,888,097	$816,560	$8,731,488	$(15,046)	$8,716,442

Net income	-	-	-	-	3,645,502	-	3,645,502	(6,147)	3,639,355
Share effectively issued to former shareholder as part of the recapitalization	5,300,000	5,300	(5,300)	-	-	-	-	-	-
Acquisition of additional interests in a subsidiary	-	-	-	-	-	-	-	(7,194)	(7,194)
Foreign currency translation	-	-	-	-	-	250,965	250,965	-	250,965

Balance at September 30, 2010 (Unaudited)	20,000,000	$20,000	$2,433,564	$1,573,267	$7,533,599	$1,067,525	$12,627,955	$(28,387)	$12,599,568

(A)	Represents the consolidated financial statements of Eminent Promise Limited

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN US DOLLARS)

	Nine months ended September 30,
	2010	2009(A)

Cash flows from operating activities:

Net income before attribution of non-controlling interests	$3,639,355	$3,242,056
Net (loss) income attributable to non-controlling interests	(6,147)	1,244
Company’s net income	3,645,502	3,240,812

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,937,748	2,646,469
Amortization of intangible assets	5,928	5,905
Loss on write off of property, plant and equipment	76,440	837,041
Changes in assets and liabilities:
Accounts receivable	(782,364)	(773,996)
Other receivables	(203,361)	647,060
Prepaid expenses	(353,893)	387,843
Utility deposits	(2,694)	-
Accounts payable	843,428	588,359
Accrued expenses and other payables	(254,622)	283,500
Deposits and advances received from subcontractors	120,552	80,243
Deferred revenue	1,856,446	134,311
Income tax payable	(164,013)	427,114
Net cash provided by operating activities	7,718,950	8,505,905

Cash flows from investing activities:
Advances to related parties	(5,562,567)	(9,222,821)
Repayment from related parties	7,125,573	3,406,669
Deferred costs	-	(203,195)
Acquisition of intangible assets	(67,074)	-
Acquisition of property, plant and equipment	(4,908,837)	(5,076,018)
Deposits for motor vehicles and software	(66,041)	-
Acquisition of additional interests in a subsidiary	(7,194)	-
Net cash (used in) investing activities	(3,486,140)	(11,095,365)

Cash flows from financing activities:
Repayment from a stockholder	40,000	-
Advance from a stockholder	960,000	-
Proceeds from bank loans	2,928,858	8,190,487
Repayment of bank loans	(8,214,245)	(3,059,395)
Dividends paid	-	(2,746,234)
Net cash (used in) provided by financing activities	(4,285,387)	2,384,858

Net decrease in cash	(52,577)	(204,602)

Effect of foreign currency conversion on cash	31,081	(10,094)
Cash at beginning of period	1,084,066	533,565
Cash at ending of period	$1,062,570	$318,869

Supplemental cash flow information:
Interest paid	$383,518	$228,476
Income tax paid	$1,121,441	$-

(A)	Represents the consolidated financial statements of Eminent Promise Limited

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS

China Transportation International Holdings Group Limited (the “Company”, f/k/a China Ding Cheng Science Holdings Co., Ltd.), was incorporated under the laws of the State of Nevada on March 12, 2004 under the name Beautiful Life Foods, Inc. On December 22, 2004, the Company amended its Articles of Incorporation to change its name to Diamond Bay Holdings, Inc. On December 1, 2006, the Company amended its Articles of Incorporation to change its name to Shaan’xi Ding Cheng Science Holding Co., Ltd. On February 5, 2007, the Company amended its Articles of Incorporation to change its name to China Ding Cheng Science Holdings Co., Ltd. The Company’s only activities had been organizational ones, directed at developing its business plan and raising its initial capital. Prior to the completion of the Share Exchange discussed below, the Company was a shell company as defined in Rule 12b-2 under the Securities Act of 1933, having no or nominal business operations, employees, or assets.

On April 1, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Eminent Promise Limited (“Eminent Promise”), a corporation incorporated under the laws of the British Virgin Islands, and the shareholders of Eminent Promise (the “Eminent Shareholders”). Pursuant to the terms of the Exchange Agreement, the Eminent Shareholders agreed and transferred all of the issued and outstanding shares of common stock in Eminent Promise to the Company in exchange for the issuance of an aggregate of 14,700,000 shares of the Company’s common stock, par value $0.001 (“Common Stock”), to the Eminent Shareholders (“Share Exchange”).

Prior to the Share Exchange, Mr. Yueming Guo returned 14,700,000 previously issued shares of common stock to the Company for cancellation and such shares were returned to the Company’s authorized but unissued shares of common stock. Following the Share Exchange, the Company has a total of 20,000,000 shares of common stock issued and outstanding.

Eminent Promise owns 100% of the issued and outstanding capital stock of Tone Express (HK) Limited (“Tone Express"), a corporation incorporated under the laws of Hong Kong. Tone Express owns 100% of the issued and outstanding capital stock of the Yiyang Tone Express (HK) Limited (“Yiyang Tone Express”), a corporation incorporated under the laws of the PRC. On December 24, 2009, Yiyang Tone Express entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Yiyang Xiangyun Group Company Limited (the “Yiyang Group”) and its shareholders, pursuant to which Yiyang Tone Express effectively assumed management of the business activities of Yiyang Group and has the right to appoint all executives and senior management and the members of the board of directors of Yiyang Group.

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

As a result of the Share Exchange, the Company, through its subsidiaries and VIE, is now engaged in the business of providing public transportation services in the PRC. All business operations are conducted through the Company’s wholly-owned subsidiary, Yiyang Tone Express, and its VIE, Yiyang Group.

Yiyang Group includes the following subsidiaries along with its respective ownership interests:

	Ownership %
Yiyang Xiang Highway Transportation Company Limited	80%
Yiyang Shi Dong Fang Travelling Bus Company Limited	100	% (1)
An Hua Xian An Shun Local Transportation Company Limited	100%
Tao Jiang Xiang Hui Shan Gang Xiangyun Rural Transportation Company Limited	100%

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

Basis of Presentation and Consolidation (Continued)

Under the aforementioned contractual arrangement, the Company, “China Transportation International Holdings Group Limited” qualifies as the primary beneficiaries for the controlling interest of Yiyang Group under ASC230-10-45 and ASC810-10-15-14. The result of subsidiaries or variable interest entities acquired prior to April 1, 2010when the Share Exchange Agreement was entered into are included in the consolidated financial statements.

As of September 30, 2010, the unaudited consolidated financial statements include the accounts of the Company and the following entities (together referred to as the “CTHG Group”). All intercompany transactions and accounts have been eliminated in consolidation.

Name of Company	Place of incorporation	Date of incorporation	Attributable equity interest	Direct/ Indirect Controlling interest

Eminent Promise Limited	British Virgin Islands	August 11, 2009	100%	Direct

Tone Express (HK) Limited	Hong Kong	August 13, 2009	100%	Indirect

Yiyang Tone Express (HK) Limited	PRC	January 11, 2010	100%	Indirect

Yiyang Xiangyun Group Co., Ltd.	PRC	December 26, 1987	*	Indirect

*	The Company has indirect controlling interest of Yiyang Group under the VIE Agreements entered into on December 24, 2009, which are described in Note 1 above.

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

Economic and Political Risks

CTHG Group’s operations are conducted in the PRC. Accordingly, CTHG Group’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

CTHG Group’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. CTHG Group’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances aboard, and rates and methods of taxation, among other things.

Cash

Cash include cash on hand and at banks. Substantially all of CTHG Group’s cash deposits are held with financial institutions located in the PRC. Management believes that these major financial institutions are of high credit quality. Restricted cash is excluded from cash.

Accounts Receivable

Accounts receivable represents outstanding service fees to be collected from customers and subcontractors. The allowance for doubtful accounts is CTHG Group’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management believes CTHG Group is not exposed to any off-balance-sheet credit exposure from its customers

Management performs ongoing credit evaluation of its customers’ financial conditions and believes that all outstanding balance is collectible. Therefore, management has determined that no allowance for doubtful accounts was deemed necessary as of September 30, 2010 and December 31, 2009.

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

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The estimated useful lives of the assets as follows:
Years

Buildings	19
Office equipment and furniture	2-8
Motor vehicles	5-8
Computer software	5

Intangible Assets

Intangible assets acquired separately, including land use right, is measured on initial recognition on cost.

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

Land use right represents the prepayments for the use of the parcels of land in the PRC where CTHG Group’s headquarter is located through a deed of trust with Yiyang Xiangyun Investment Company Limited, one of CTHG Group’s related parties, and are charged to expense over their respective lease periods of 39 years expiring on June 28, 2046. According to the laws of the PRC, the state owns all the land in the PRC.  Companies or individuals are authorized to use the land only through land use rights granted by the PRC government for a certain period (usually 50 years).  The land use right can be sold, purchased, and exchanged in the market. The term of such rights for successive owner shall be reduced by the amount of time utilized by the preceding owner. CTHG Group has obtained a land use right from the PRC government for commercial purpose through a deed of trust with Yiyang Xiangyun Investment Company Limited.

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

At September 30, 2010 and September 30, 2009, CTHG Group determined that there was no impairment in value.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

In August 2009, the FASB issued Accounting Standards Update “ASU” 2009-5 “Measuring Liabilities at Fair Value”. This ASU provides amendments to ASC 820-10 “Fair Value Measurements and Disclosures” to address concerns regarding the determination of the fair value of liabilities. Because liabilities are often not “traded”, due to restrictions placed on their transferability, there is typically a very limited amount of trades (if any) from which to draw market participant data. As such, many entities have had to determine the fair value of a liability through the use of a hypothetical transaction. This ASU clarifies the valuation techniques that must be used when the liability subject to the fair value determination is not traded as an asset in an active market. The management does not expect the adoption of this ASU to have a material effect on the consolidated financial statements.

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

CTHG Group recognizes revenue over the applicable contract periods with its subcontractors or as services are rendered. Amounts contracted and collected before the services being rendered are included in deferred revenue

Income Taxes

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

Income Taxes (Continued)

ASC 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of September 30, 2010 and December 31, 2009, there were no amounts that had been accrued with respect to uncertain tax positions.

Statutory Reserves

Pursuant to the PRC Company Law, Yiyang Group are required to make appropriations to the statutory reserve at a rate of at least 10% of the after-tax net earnings for each year as determined in accordance with the PRC GAAP. The after-tax net earnings must be set off against any accumulated losses sustained by Yiyang Group in prior years, before allocation is made to the statutory reserve. Appropriation to the statutory reserve must be made before distribution of dividends to owners. The appropriation is required until the reserve accumulated is equal to 50% of Yiyang Group’ registered capital. This statutory reserve is not distributable in the form of cash dividends. For the nine months ended September 30, 2010 and year ended December 31, 2009, Yiyang Group has made appropriations of $nil and $905,304, respectively, into the statutory reserve.

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

Other Comprehensive Income

CTHG Group adopted ASC 220 “Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income is defined as the change in equity of a company during the period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the accompanying consolidated statements of changes in equity and comprehensive income, was cumulative foreign currency translation adjustment in each of the quarters ended September 30, 2010 and 2009.

Pension and Employee Benefits

Full time employees of CTHG Group’s PRC subsidiaries are required to participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require CTHG Group to accrue for these benefits based on certain percentages of the employees’ salaries. Costs for pension and employee benefits for the nine months ended September 30, 2010 and 2009 were $371,873 and $229,153, respectively.

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

As of September 30, 2010 and December 31, 2009, the management has evaluated all such proceedings and claims. In the opinion of management, provision of legal claim was made and the ultimate disposition of these matters will not have a material adverse effect on CTHG Group's financial position, liquidity or results of operations.

Foreign Currency Translation

CTHG Group uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries with the company maintain their books and records in their respective functional currency, Chinese Renminbi (“RMB”) and Hong Kong Dollars (“HK$”), being the lawful currency in the PRC and Hong Kong, respectively. Assets and liabilities of the subsidiaries are translated from RMB or HK$ into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income, comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the CTHG Group’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB and HK$ into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2010	September 30, 2009	December 31, 2009
Period end exchange rate	RMB6.69810=$1	RMB6.83760=$1	RMB6.83720=$1
	HK$7.75000=$1	HK$7.75000=$1	HK$7.75000=$1

Average exchange rate	RMB 6.81640=$1	RMB6.84251=$1	RMB6.84658=$1
	HK$7.75000=$1	HK$7.75000=$1	HK$7.75000=$1

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

Segment Information

ASC 280 “Segment reporting” establishes standards for reporting information on operating segments in interim and annual financial statements.  CTHG Group has one segment, all of the CTHG Group’s operations and customers are in the PRC and all income is derived from the providing services of public transportation. The information presented in the consolidated statement of operations reflects the revenues and costs associated with this business segment that management uses to make operating decisions and assess performance.

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

Cash represents cash at banks and cash in hand. CTHG Group does not believe it is exposed to any significant credit risk on cash. As of September 30, 2010 and December 31, 2009, there were cash of $1,062,570 and $1,084,066 respectively.

Renminbi is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

4.	OTHER RECEIVABLES
	As of September 30,	As of December 31,
	2010	2009

Advances to bus suppliers	$-	$35,746
Advances to employees	138,993	140,799
Advances to third parties	19,703	35,024
Advances to subcontractors	495,234	240,382
Others	12,677	11,295
	$666,607	$463,246

These advances are interest free and without fixed repayment terms.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

5.	PREPAID EXPENSES
	As of September 30,	As of December 31,
	2010	2009

Prepaid fuel	$448,715	$77,509
Prepaid insurance	81,365	49,846
Prepaid repairs and maintenance	-	13,238
Others	5,677	41,271
	$535,757	$181,864

6.	DUE FROM RELATED PARTIES

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

	As of September 30,	As of December 31,
	2010	2009

Yiyang Xiangyun Station Services Company Limited (a)	$6,476,459	$8,971,918
Yiyang Xiangyun Investment Company Limited (a)	1,668,399	6,298,512
Yiyang Xiangyun Holding Company Limited (a)	7,483,675	1,921,109
	$15,628,533	$17,191,539

(a)
On June 1, 2010, CTHG Group renewed the loan agreement with above related parties. Under the new agreement, the loan advances were secured by the assets of these related parties, interest was computed at a rate based on 10% increment of the PRC’s banks’ current borrowing rate, and was repayable on demand.

Interest income was $601,587 and $379,971 for the nine months ended September 30, 2010 and 2009, respectively.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)
7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of September 30,	As of December 31,
	2010	2009

Buildings	$140,084	$134,308
Office equipment and furniture	276,735	248,624
Motor vehicles	31,491,613	27,250,495
Computer software	68,165	-
	31,976,597	27,633,427
Less:
Accumulated depreciation	(17,189,294)	(15,102,629)
Net book value	$14,787,303	$12,530,798

Depreciation charged to costs of sales was $2,843,306 and $2,244,873 for the nine months ended September 30, 2010 and 2009, respectively. The expense charged to costs of sales was $1,091,121 and $846,564 for the three months ended September 30, 2010 and 2009, respectively.

Depreciation charged to general and administrative expenses was $94,442 and $401,596 for the nine months ended September 30, 2010 and 2009, respectively. The expense charged to general and administrative expenses was $37,908 and $58,367 for the three months ended September 30, 2010 and 2009, respectively.

Buildings with an aggregate net book value of $103,626 and $102,450 at September 30, 2010 and December 31, 2009, respectively, were pledged as collateral for various bank loans.

CTHG Group inspects the motor vehicles periodically to check if any of them are old and need to be retired or write off due to the operation inefficiencies. As of September 30, 2010 and 2009, CTHG Group recognized a loss on write off of motor vehicles amounting to $76,440 and $837,041, respectively.

8.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of September 30,	As of December 31,
	2010	2009

Land use right, net	$287,546	$287,605

In July 2007, CTHG Group obtained the land use right of a piece of land, on which CTHG Group’s headquarter is located, through a deed of trust with Yiyang Xiangyun Investment Company Limited, one of CTHG Group’s related parties, for $275,836 (approximately RMB2,101,100) as of July 2007. This land is located in Yiyang, Hunan Province, with an area of approximately 2,200 square meters. Under the deed of trust, the land use right has a term of 39 years expiring on June 28, 2046. Land use right is amortized using straight-line method over its prospective beneficial period. Land use right was pledged as collateral for various bank loans.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

8.	INTANGIBLE ASSETS (CONTINUED)

The amortization expense was $5,928 and $5,905 for the nine months ended September 30, 2010 and 2009, respectively, whereas the amortization expense was $1,987 and $1,969 for the three months ended September 30, 2010 and 2009, respectively.

Estimated aggregate amortization expense for the next five years and thereafter is as follows:

For the year ending December 31,	Amount

2010	$1,987
2011	7,948
2012	7,948
2013	7,948
2014 and thereafter	261,715
$287,546

9.	BANK LOANS
	As of September 30,	As of December 31,
	2010	2009

Current	$3,020,259	$8,224,127
Non-current	8,585	33,640
	$3,028,844	$8,257,767

Bank loans were secured by land use right and the buildings held by CTHG Group and its related parties, namely Yiyang Xiangyun Investment Company Limited and Yiyang Xiangyun Station Services Company Limited. These loans were used to finance daily operations, fuel purchasing and accessories of motor vehicles. Interest rate ranges from 6.372% to 6.48%.

Bank loans consist of the following as of September 30, 2010:

Financial Institutions	Original Loan Amount USD	Loan Balance as of September 30, 2010 USD	Term of Loan	Annual Interest Rate	Collateral
Industrial and Commercial Bank of China Limited	2,985,921	2,985,921	8/2/2010- 7/2/2011	6.372%	Related parties’ and the Group’s buildings
Rural Credit Cooperatives	103,014	42,923	12/29/2008- 12/29/2011	6.48%	N/A
Total	3,088,935	3,028,844

The interest expenses incurred and paid for the nine months ended September 30, 2010 were $383,518 and for the three months ended September 30, 2010 were $149,536. The weighted average interest rate was 6.37%.

The interest expenses incurred and paid for the nine months ended September 30, 2009 were $228,476 and for the three months ended September 30, 2009 were $113,372. The weighted average interest rate was 5.51%.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

9.	BANK LOANS (CONTINUED)

Bank loans consist of the following as of December 31, 2009:

Financial Institutions	Original Loan Amount USD	Loan Balance as of September 30, 2009 USD	Term of Loan	Annual Interest Rate	Collateral
Industrial and Commercial Bank of China Limited	877,552	877,552	1/16/2009- 1/15/2010	6.372%	Related parties’ and the CTHG Group’s buildings
China Construction Bank	7,312,935	7,312,935	6/22/2009- 6/21/2010	5.31%	Related parties’ buildings and the land use right
Rural Credit Cooperatives	103,014	67,280	12/29/2008- 12/29/2011	6.48%	N/A
Total	8,293,501	8,257,767

The loan from Industrial and Commercial Bank of China Limited of $877,552 was repaid on January 15, 2010 and the loan from China Construction Banks of $7,312,935 was repaid on June 21, 2010.

10.	ACCRUED EXPENSES AND OTHER PAYABLES

	As of September 30,	As of December 31,
	2010	2009

Accrued utility expenses and others	$20,662	$148
Accrued insurance expenses	215,701	167,148
Accrued salaries and welfare	190,417	121,689
Value added tax and other taxes payable	120,246	89,209
Other payables
Due to staffs	178,104	81,872
Provision for litigation claims (Note a)	59,151	709,906
Due to bus suppliers	168,331	41,853
Others	73,210	68,619
	$1,025,822	$1,280,444

(a)
In 2008, CTHG Group was involved in a severe traffic accident which resulted in death and injuries to several victims. Before Hunan Court final determination, the Company made payments as compensation to victims amounting to US$535,000 (RMB3.65 million).  Such compensation was expensed as incurred during the period from March 2008 to September 2008.  As of September 30, 2010, the Court issued the judgment and determined the compensation obligation of each party involved in the case. Pursuant to the court's judgment, the Company had an obligation to compensate the victims up to US$535,000(RMB3.65 million). Management reviewed the judgment and the opinion from its PRC legal counsel which reached a conclusion that no additional compensation will be incurred and determined to reverse the provision previously made for the accident as other income during the quarter ended September 30, 2010. Such provision reversal amounted to $650,000 (RMB 4.3 million). The Company’s actual loss after the reimbursement from the insurance company and other responsible parties for the traffic accident was approximately $24,226 (RMB 162,269).

11.	OTHER LOAN PAYABLE

The loan was borrowed in an amount of $343,204 (RMB2,298,818) in February 2006, from Hunan Highway Transportation Company Limited, a minority shareholder of Yiyang Xiang Highway Transportation Company Limited. The loan was utilized for working capital purposes. Such loan was unsecured, interest-free and does not have a fixed repayment date.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

12.	DEFERRED REVENUE

The deferred revenue will be amortized over the term of five years. Deferred revenue that will be recognized in next year is being classified as current liabilities and is being classified as non-current liabilities if it is over one year.

	As of September 30,	As of December 31,
	2010	2009

Current liabilities	$759,112	$2,161,697
Non-current liabilities	11,905,821	8,646,790
	$12,664,933	$10,808,487

A summary of 5 years deferred revenue is summarized as below:

For the year ending December 31,
2010	$633,247
2011	2,532,986
2012	2,532,986
2013	2,532,986
2014	2,532,986
Thereafter	1,899,742
$12,664,933

13.	DUE TO A STOCKHOLDER

The amount due to Mr. Yueming Guo, our Chairman and major shareholder, is interest free, unsecured and repayable on demand.

14.	COMMON STOCK

	Common Stock
	Number	Amount

As of December 31, 2009	14,700,000	$14,700
Share effectively issued to former shareholders as part of the recapitalization	5,300,000	5,300
As of September 30, 2010	20,000,000	$20,000

As of September 30, 2010, the company has authorized 300,000,000 of $0.001 par common stock, of which 20,000,000 shares were issued and outstanding.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

15.	COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income attributable to common stockholders	$1,545,467	$813,331	$3,645,502	$3,240,812
Other comprehensive income:
Foreign currency translation adjustments	208,393	7,351	250,965	16,681
Comprehensive income	$1,753,860	$820,682	$3,896,467	$3,257,493

16.	INCOME TAXES

CTGH Group is subject to income taxes on income arising in or derived from the tax jurisdiction in which the entities are domiciled.

The income tax on the consolidated statements of income represents the provision of income taxes for the operating VIE and Yiyang Group only. No provision for the CTGH Group and Eminent Promise has been made as both companies have no operation nor assessable profits for the nine months ended September 30, 2010. All the Company’s income is generated in the PRC.

All Chinese enterprises are governed by the Enterprise Income Tax Law of the PRC and various local income tax laws, pursuant to which a company generally is subject to a statutory enterprise income tax rate of 25% on income as reported in its statutory financial statements after appropriate tax adjustments and tax preferential treatment.

In September 2010, the VIE has obtained from Yiyang City government a tax preferential treatment  pursuant to which 28% of the total enterprise income tax paid for the period from 2009 to 2011 will be refunded to the VIE.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

16.	INCOME TAXES (CONTINUED)

A reconciliation of the expected income tax expense to the actual income tax expense is as follows:-

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Income before income taxes	$1,925,748	$1,107,344	$4,585,065	$3,669,170

Expected tax at PRC statutory income tax rate (25%)	481,436	276,836	1,146,266	917,292
Non-deductible expenses	32,145	16,590	124,963	39,678
Tax preferential treatment provided by local district official	(143,803)	-	(355,944)	-
Non-taxable income	-	-	-	(529,856)
Effect on exchange rate	-	-	-	-
Other	14,560	-	30,425	-
Income tax expense	$384,338	$293,426	$945,710	$427,114

CTHG Group adopted the provisions of ASC 605, “Accounting for Uncertainty in Income Taxes.” ASC 605 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including 50% likely of being realized upon ultimate settlement. Management does not anticipate any potential future adjustments would result in a material change to its tax position. As a result, there is no unrecognized tax benefit.

Item 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

You should read this Management’s Discussion and Analysis in conjunction with the Consolidated Financial Statements and Related Notes.

Business Overview

China Transportation International Holdings Group Limited (the “Company”, f/k/a China Ding Cheng Science Holdings Co., Ltd.), was incorporated under the laws of the State of Nevada on March 12, 2004 under the name Beautiful Life Foods, Inc. On December 22, 2004, the Company amended its Articles of Incorporation to change its name to Diamond Bay Holdings, Inc. On December 1, 2006, the Company amended its Articles of Incorporation to change its name to Shaan’xi Ding Cheng Science Holding Co., Ltd. On February 5, 2007, the Company amended its Articles of Incorporation to change its name to China Ding Cheng Science Holdings Co., Ltd. Up until the entry of the Share Exchange (as described below), the Company’s only activities had been organizational ones, directed at developing its business plan and raising its initial capital. Prior to the completion of the Share Exchange with Eminent Promise discussed below, the Company was a shell company as defined in Rule 12b-2 under the Securities Act of 1933, having no or nominal business operations, employees, or assets.

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

Plan of Operation

During the next twelve months, the Company expects to take the following steps in connection with the development of its transportation business in PRC and the implementation of the following operation plans:

•           The Company intends to continue with its general strategies to build a road transportation network throughout China and expand extensively.
•           The Company intends to acquire or merge with an array of trans-provincial and trans-regional passenger transport companies and build the company to become the first choice for passengers.
•           The Company intends to build a multilevel passenger transport network and strive for expanding market.

•           The Company intends to boost urban public transportation and integrate urban and rural passenger transport business.

We are exploring opportunities to acquire other transportation companies to increase our bus lines. We currently have no agreements or commitments with respect to any material acquisitions or investments in other companies.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Gross revenue was $4,883,197 for the three months ended September 30, 2010, an increased of approximately $783,043 or 19.10% as compared to the three months ended September 30, 2009. The increase was primarily due to the increase in passenger flows brought by the strong rebound of the Chinese economy which requires more labor from inner main land provinces like Hu Nan where we are located to South and East China. According to the announcement of the National Bureau of Statistics of China on October 21, 2010, China’s GDP for the first three quarters of 2010 increased 10.6%.

Cost of sales consists of depreciation of transportation vehicles, fuel cost, insurance and subcontractors’ operating expenses, including labor and tolls. Cost of sales was $2,982,971 or 61.09% of revenues, for the three months ended September 30, 2010, while cost of sales for the three months ended September 30, 2009 was $2,614,754 or 63.77% of revenues. The increase of cost of sales, notwithstanding the decrease in the overall percentage, was partly due the launch of new high-level buses and the increase of gas prices. The increase in cost other than those listed above was approximately in proportion to the increase in revenue.

Gross profit was $1,900,226 for the three months ended September 30, 2010 compared to $1,485,400 for the three months ended September 30, 2009. The increase of gross profit was a result of the increase of passenger flows, and partly attributable to the decrease of insurance by $422,878 during the three months ended September 30, 2010.

Gross margins increased to 38.91% for the three months ended September 30, 2010 from 36.23% for the three months ended September 30, 2009. The increase was mainly attributed to a higher seat utilization rate which reduced the cost per ticket.

Operating expenses, which consist of selling and marketing expenses, general and administrative expenses, and loss on write off of property, plant and equipment, was $793,812 for the three months ended September 30, 2010, as compared to $579,619 for the three months ended September 30, 2009. The increase was primarily due to an increase of salary by $153,019, and an increase of social insurance payments by $136,841. Operating expenses, as a percentage of gross revenue, increased to 16.26% for the three months ended September 30, 2010 compared to 14.14% for the three months ended September 30, 2009.

Operating income for the three months ended September 30, 2010 was $1,106,414, compared to $905,781 for the three months ended September 30, 2009. The increase was primarily attributable to the higher revenue as a result of higher passenger volume and slightly higher ticket prices as well as the favorable impact from foreign currency.

Other income (expenses) consists primarily of interest income/expense, expenses paid to the insurance company for services in connection with accident investigation and compensation paid to subcontractors. Net other income was $746,941 for the three months ended September 30, 2010, compared to net other income of $70,903 for the three months ended September 30, 2009. The significant increase of other income was mainly due to the reverse of the excess provision previously made for a severe traffic accident amounting to approximately $650,000 (RMB4.3 million). As of September 30, 2010, the Hunan Court (Trial No. 371) issued a judgment and determined the compensation obligation of each party involved in the case. The Company had an obligation to compensate the victims up to US$535,000 (RMB3.65 million). The company had previously paid compensation to victims with an aggregate amount of US$535,000 (RMB3.65 million). Management reviewed the judgment and the opinion from its PRC legal counsel which reached a conclusion that no additional compensation will be incurred and determined to reverse the provision previously made for the accident as other income during the quarter ended September 30, 2010. Such provision reversal amounted to $650,000 (RMB4.3 million). Net interest income was $72,393 for the three months ended September 30, 2010, compared to net interest income of $130,660 for the three months ended September 30, 2009. More than 98% of interest income, which was $221,645 for the three months ended September 30, 2010, came from the Company’s related parties Yiyang Holding, Yiyang Station Co., and Yiyang Investment Co. Prior to the carve-out on June 1, 2009, as a branch of Yiyang Xiangyun, Yiyang Group didn’t collect interest from other entities under control of Yiyang Xiangyun. The interest rates on two bank loans were 6.37% and 6.48%, respectively, for the three months ended September 30, 2010. For the three months ended September 30, 2010, we paid approximately $141,592 as interests for the bank loans compared to approximately $113,349 for the three months ended September 30, 2009.

The effective income tax rate for the three months ended September 30, 2010 was 19.96% compared to 26.50% for the three months ended September 30, 2009. We obtained preferential tax treatment from Yiyang City in September 2010. 28% of the enterprise income tax paid for the period from fiscal year of 2009 to 2011 will be refunded to us.

As a result of the above factors, net income from continuing operations for the three months ended September 30, 2010 was $1,545,467, or $0.08 per share, as compared to $813,331, or $0.06, per share for the same period of 2009.

Results of Operations for the Nine Months ended September 30, 2010 and 2009

Gross revenue for the nine months ended September 30, 2010 was $16,722,611, an increase of approximately $1,671,480 or 11.11% from the first nine months ended September 30, 2009. Excluding an increase of 0.38% due to the favorable impact of foreign exchange, reflecting a weaker U.S. dollar compared to first nine months in 2009, revenue increased 10.68%. The increase was due to the increase in passenger flows brought by the strong rebound of the Chinese economy which requires more labor from inner main land provinces like Hu Nan where we are located to South and East China. According to the announcement of the National Bureau of Statistics of China on October 21 2010, China’s GDP for the first three quarters of 2010 increased 10.6%.

Cost of sales consists of depreciation of transportation vehicles, fuel cost, insurance and subcontractors’ operating expenses, including labor and tolls.  Cost of sales was $10,606,601 or 63.43% of revenues for the nine months ended September 30, 2010, while cost of sales for the nine months ended September 30, 2009 was $8,824,957 or 58.63% of revenues. The increase of cost of sales was partly due to the increase of revenue. The increase of gas prices, depreciation of motor vehicles also contributed to the cost increase.

Gross profit was $6,116,010 for the nine months ended September 30, 2010 compared to $6,226,174 for the same period in 2009. The decrease of gross profit was mainly attributed to the increase of fuel cost, depreciation of transportation vehicles and subcontractors’s operating expenses in the nine months ended September 30, 2010.

Gross margins decreased to 36.57% for the nine months ended September 30, 2010 from 41.37% for the nine months ended September 30, 2009. The decrease was primarily due to the increase in the expenses associated the sub-contracting charges, fuel cost, depreciation, insurance, and toll charges.

Operating expenses which consist of selling and marketing expenses, general and administrative expenses, and loss on write-off of property, plant and equipment were $2,386,320 for the nine months ended September 30, 2010 compared to $2,892,729 for the nine months ended September 30, 2009. The decrease was primarily due to loss from write off of property, plant and equipment, which was $76,440 for the nine months ended September 30, 2010 compared to $837,041 for the nine months ended September 30, 2009. Meanwhile, general and administrative expenses increased by $281,409, which was particularly attributed to the increase of salaries, social insurance payments and traveling expenses by $1,092,146, notwithstanding the decrease of provision for litigation and depreciation of office furniture, office equipment and building by $950,173. Operating expenses, as a percentage of gross revenue, decreased to 14.27% from 19.22% for the nine months ended September 30, 2009.

Operating income for the nine months ended September 30, 2010 was $3,729,690 compared to $3,333,445 for the nine months ended September 30, 2009. This increase was mainly attributable to the higher gross profit as a result of higher passenger volume and slightly higher ticket prices, and the favorable impact from foreign currency.

Other income (expenses) consists primarily of interest income/expenses, expenses paid to the insurance company for services in connection with accident investigation, and compensation paid to subcontractors. Net other income was $637,306 for the nine months ended September 30, 2010, compared to net other income of $184,230 for the nine months ended September 30, 2009. The significant increase of other income was due to the reverse of the excess provision previously made for a severe traffic accident amounting to approximately $650,000 (RMB4.3 million). As of September 30, 2010, the Hunan Court (Trial No. 371) issued a judgment and determined the compensation obligation of each party involved in the case. The Company had an obligation to compensate the victims up to US$535,000 (RMB3.65 million). The Company had previously paid compensation to victims with an aggregate amount of US$535,000 (RMB3.65 million). Management reviewed the judgment and the opinion from its PRC legal counsel which reached a conclusion that no additional compensation will be incurred and determined to reverse the provision previously made for the accident as other income during the quarter ended September 30, 2010. Such provision reversal amounted to $650,000 (RMB4.3 million). Net interest income was $218,069 for the nine months ended September 30, 2010 compared to $151,495 for the nine months ended September 30, 2009. During the first nine months of 2010, interest income which came from the Company’s related parties Yiyang Holding, Yiyang Station Co., and Yiyang Investment Co. was $600,825 for the nine months ended September 30, 2010. Prior to the carve-out on June 1, 2009, as a branch of Yiyang Xiangyun, Yiyang Group didn’t collect interest from other entities under control of Yiyang Xiangyun.  The interest rates on two bank debts were 6.37% and 6.48%, respectively, for the nine months ended September 30, 2010. For the nine months ended September 30, 2010, we paid approximately $340,598.93 as interests for the bank loans compared to approximately $228,476.34 for the nine months ended September 30, 2009.

The effective tax rate for the first nine months 2010 increased to 20.63% from 11.64% for the nine months ended September 30, 2009. Prior to the carve-out on June 1, 2009, Yiyang Group was a branch of Yiyang Xiangxun, and most of its profits were off set by other branches’ losses, causing a lower effective income tax rate then.

As a result of the above factors, net income from continuing operations for the nine months ended September 30, 2010 was $3,645,502, or $0.20 per share, compared to $3,240,812, or $0.22, per share for the same period of 2010.

Liquidity and Capital Resources

The Company has historically funded its operations primarily through bank loans and cash flows from operations. At September 30, 2010, the Company had an approximately $3 million secured revolving credit facility with Industrial and Commercial Bank of China Limited, and Rural Credit Cooperatives. The bank loans are secured by a first priority perfected security interest on land use right and the building owned by Yiyang Group and its related parties.

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

The following table summarizes the cash flows for the nine months ended September 30, 2010 and 2009.

	Nine months Ended September 30,
	2010	2009
Cash provided by (used in):
Operating Activities	$7,718,950	8,505,905
Investing Activities	$(3,486,140)	(11,095,365)
Financing Activities	$(4,285,387)	2,384,858

Cash decreased $52,577 during the nine months ended September 30, 2010 primarily due to the repayment of $5,285,387 bank loans during the nine months ended September 30, 2010.  During the first nine months of 2010, net income was $3,639,355 compared to $3,242,056 for the same period of 2009.

Cash flows provided by operations were $7,718,950 for the nine months ended September 30, 2010 compared to $8,505,905 for the first nine months of 2009. The decrease was mainly attributable to the payment of income tax accrued in fiscal year of 2009 and first two quarters of 2010 in amount of $1,121,441. The decrease was also attributable to the decrease in deferred revenues and other receivables.

Cash flows used in investing activities for the nine months ended September 30, 2010 were $3,486,140 compared to $11,095,365 for the same period of 2009. The major in-flow of funds was from related parties, including Yiyang Xiangyun Investment Company Limited and Yiyang Xiangyun Station Services Company Limited, in an aggregate amount of $1,563,006 in the first nine months of 2010 as a result of repayment of loans by these related parties to Yiyang Group after the carve-out in June 2009, compared to outflows of $5,816,152 in the first nine months in 2009.

Cash flows used in financing activities for the nine months ended September 30, of 2010 were $4,285,387 compared to $2,384,858 which was generated from financing activities for the same period of 2009. We repaid loans from China Construction Bank in the amount of approximately $7,311,438 (RMB50, 000,000) in June 2010.

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, gas prices, declines in passenger demand, increased competition, the deterioration in general economic and business conditions, and its ability to continue to serve public at competitive costs as well as to obtain collections from sub-contractors, as well as other factors. See the “Risk Factors” section of the Company’s Current Report on Form 8-K on April 1, 2010 for further explanation of factors that may negatively impact the Company’s cash flows. Any change in the current status of these factors could adversely impact the Company’s ability to fund operating cash flow requirements.

The Company was in compliance with all financial covenants at September 30, 2010.

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

Economic and Political Risks

CTHG Group’s operations are conducted in the PRC. Accordingly, CTHG Group’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

CTHG Group’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. CTHG Group’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances aboard, and rates and methods of taxation, among other things.

Accounts Receivable

Accounts receivable represents outstanding service fees to be collected from customers and subcontractors. The allowance for doubtful accounts is CTHG Group’s best estimate of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on historical experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management believes CTHG Group is not exposed to any off-balance-sheet credit exposure from its customers

Management performs ongoing credit evaluation of its customers’ financial conditions and believes that all outstanding balance is collectible. Therefore, management has determined that no allowance for doubtful accounts was deemed necessary as of September 30, 2010 and December 31, 2009.

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

The estimated useful lives of the assets as follows:
Years

Buildings	19
Office equipment and furniture	2-8
Motor vehicles	5-8
Computer software	5

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

At September 30, 2010 and September 30, 2009, CTHG Group determined that there was no impairment in value.

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

Commitments and Contingencies

Certian conditions may exist as of the date the financial statememnts are issued, which may result in a loss to CTHG Group, but which will only be resolved when one or more future events fail to occur. CTHG Group's management and it's legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgement. In assessing loss contingencies related to legal proceedings that are pending against CTHG Group, or unasserted claims that may result in such proceedings, CTHG Group's only legal counsel evaluates the percieved merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incured and the amount of the liability can be estimated, the estimated liability would be accrued in CTHG Group's consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

As of September 30, 2010 and December 31, 2009, the management has evaluated all such proceedings and claims. In the opinion of management, provision of legal claim was made and the ultimate disposition of these matters will not have a material adverse effect on CTHG Group's financial position, liquidity or results of operations.

Foreign Currency Translation

CTHG Group uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries with the company maintain their books and records in their respective functional currency, Chinese Renminbi (“RMB”) and Hong Kong Dollars (“HK$”), being the lawful currency in the PRC and Hong Kong, respectively. Assets and liabilities of the subsidiaries are translated from RMB or HK$ into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income, comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the CTHG Group’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB and HK$ into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2010	September 30, 2009	December 31, 2009

Period end exchange rate	RMB6.69810=$1	RMB6.83760=$1	RMB6.83720=$1
	HK$7.75000=$1	HK$7.75000=$1	HK$7.75000=$1

Average exchange rate	RMB 6.81640=$1	RMB6.84251=$1	RMB6.84658=$1
	HK$7.75000=$1	HK$7.75000=$1	HK$7.75000=$1

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

Off Balance Sheet Arrangements

As of September 30, 2010, the Company had no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, including the proceedings associated with traffic accidents arising in the ordinary course of our transportation business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Removed and Reserved

Item 5.     Other Information

None.

Item 6.     Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TRANSPORATION INTERNATIONAL HOLDINGS GROUP, LIMITED.

November 22, 2010	By:	/s/ Yueming Guo
Yueming Guo Chairman & President

November 22, 2010	By:	/s/ Xin He
Xin He Chief Financial Officer