Form 10-K
period 2010-12-31
CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP Ltd
filed 2011-04-15
CIK 1318509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ending December 31, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ________    to ________.

Commission file number 000-53658

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
(Exact name of registrant as specified in its charter)

Nevada	26-4694804
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

No.823, Taohualun West Road Yiyang City, Hu Nan Province China	413000
(Address of Principal Executive Offices)	(Zip Code)

+86(737) 421-3711

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None
(Title of Class)

Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒.

There is no market for the registrant s common stock; therefore, the aggregate market value of the registrant s common stock held by non-affiliates is not calculable. The registrant had annual revenues of approximately $20.0 million during the most recently completed fiscal year.

As of April 15, 2011, there were 20,000,000 outstanding shares of common stock of the registrant, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Notes

Unless otherwise provided in this Annual Report on Form 10-K (“10-K”), references to “China Transpiration,” “CTHG Group,” “we,” “us,” “our” and similar terminology refer to China Transportation International Holdings Group Limited and its consolidated subsidiaries.

In addition, unless the context otherwise requires, in this Form 10-K:

-      “Common Stock” refers to our common stock, par value $0.001 per share;
-      “China” or “PRC” refers to the People’s Republic of China, excluding the Hong Kong Special Administrative Region, the Macau Special Administrative Region and Taiwan;
-      “RMB” or “Renminbi” refers to Renminbi yuan, the legal currency of China; and
-      “$”, “US$” or “U.S. dollars” refers to the legal currency of the United States.

Certain amounts in Renminbi have been converted to US dollars at an exchange rate in effect at the date of the related financial statements or the related event.  Assets and liabilities are translated at the exchange rate as of the balance.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis or Plan of Operation.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date thereof.  We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements.  Readers should carefully review the risk factors described in this 10-K and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”).

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures included in this 10-K could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	our financial position, business strategy and other plans and objectives for future operations;

●	our ability to attract and retain management;

●	our growth strategies;

●	anticipated trends in our business;

●	our ability to consummate or integrate acquisitions;

●	our liquidity and ability to finance our operations and acquisition and development activities;

●	the timing, cost and procedure for proposed acquisitions;

●	the impact of government regulation in China and elsewhere;

●	the ability of our management team to execute its plans to meet its goals;

●	planned capital expenditures (including the amount and nature thereof);

●	estimates, plans and projections relating to construction of facilities and the acquisition of facilities or businesses;

●	the possibility that our acquisitions may involve unexpected costs;

●	the impact of competition; and

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.

We cannot give any guarantee that these plans, intentions or expectations will be achieved.  All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors listed above and described in the “Risk Factors” section of this 10-K.

PART I

Item 1.  Description of Business

Overview

We are a nationwide provider of road transportation services in the PRC.  As a provider of road transportation services in the PRC, we, through our subsidiaries in China, offer scheduled passenger service on approximately 460 different transportation routes throughout the PRC on a fleet of approximately 850 buses. We operate passenger and freight station yards, which are primarily located in Yiyang city, Hunang Province, China and the surrounding area. We service most cities and areas within the territory of Hunan province of the PRC.  We also provides transportation services in the developed provinces and cities in the PRC including Guangdong, Fujian, Zhejiang, Shanghai, Jiangsu, Shanxi, Henan, and Beijing.

Background and Organization

We were incorporated under the laws of the State of Nevada as Beautiful Life Foods, Inc. on March 12, 2004. Prior to the completion of the Share Exchange with Eminent Promise on April 1, 2010 as discussed below, China Transportation was a shell company as defined in Rule 12b-2 under the Securities Act of 1933, had no or nominal business operations, employees, or assets and its only activities had been organizational ones, directed at developing its business plan and raising its initial capital. On April 1, 2010, in connection with the Share Exchange (as defined below), we changed our name to China Transportation International Holdings Group Limited (“CTHG Group”).

Share Exchange

On April 1, 2010, CTHG Group entered into a Share Exchange Agreement (the “Exchange Agreement”) with Eminent Promise Limited (“Eminent Promise”), a corporation incorporated under the laws of the British Virgin Islands, and the shareholders of Eminent Promise (the “Eminent Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Eminent Shareholders transferred all of the issued and outstanding shares of common stock in Eminent Promise to China Transportation in exchange for the issuance of an aggregate of 14,700,000 shares of China Transportation’s common stock to the Eminent Shareholders, thereby causing Eminent Promise and its wholly-owned subsidiaries, Tone Express (HK) Limited (“Tone Express”), a company incorporated under the laws of Hong Kong Special Administrative Region of PRC, and Yiyang Tone Express (HK) Limited (“Yiyang Tone Express”), a corporation incorporated under the laws of the People’s Republic of China to become wholly-owned subsidiaries of China Transportation, and Yiyang Xiangyun Group Company Limited (“Yiyang Group”), a corporation organized under the PRC laws to become a variable interest entity of China Transportation (the “Share Exchange”).

As a result of the Share Exchange, China Transportation, through its subsidiaries and variable interest entity, is now engaged in the business of providing public transportation services in the PRC.  All business operations are conducted through our wholly-owned subsidiary, Yiyang Tone Express, and through Yiyang Group, our variable interest entity.   Yiyang Group is considered to be a variable interest entity because we do not have any direct ownership interest in it, but, as a result of a series of contractual agreements between Yiyang Tone Express, our wholly-owned subsidiary, and Yiyang Group and its shareholder we are able to exert effective control over Yiyang Group and to receive 100% of the net profits derived from the business operations of Yiyang Group.  The contractual agreements are more fully described below.

Corporate Structure

Our corporate structure as of the date of this Annul Report is as follows:

Eminent Promise was incorporated on August 11, 2009, under the laws of the British Virgin Islands as a holding company, for the purposes of owning 100% of the capital stock of Tone Express.  On March 9, 2010, Eminent Promise acquired all of the capital stock of Tone Express.

Tone Express was incorporated on August 13, 2009 under the laws of Hong Kong for the purpose of owing 100% of the capital stock of Yiyang Tone Express, a corporation incorporated on January 11, 2010 under the laws of the PRC.

Yiyang Group was incorporated as a state-owned enterprise in the PRC on December 26, 1987. On March 29, 2005, Yiyang Group was converted into a limited company under an agreement with the Government of the PRC. Prior to June 1, 2009, Yiyang Group was engaged in the following businesses in the PRC:

1.	Public transportation – provide public transportation services for over 300 bus routes throughout mainland China;
2.	Property investment –real estate investment and management activities through five wholly-owned subsidiaries; and
3.	Hospitality and other activities - hospitality and other transport related services through nine branches located in the PRC.

Effective June 1, 2009, pursuant to a carve out agreement dated June 19, 2009 (“Carve Out Agreement”), Yiyang Group was reorganized into three independent legal entities:

1.	Yiyang Xiangyun Group Company Limited (“Yiyang Group”) continues to hold the public transportation service;
2.	Yiyang Xiangyun Investment Company Limited (“Investment Co.”) was formed to engage in property investment business; and
3.	Yiyang Xiangyun Station Services Company Limited (“Station Co.”) was formed to take over the operation of the hospitality and other activities.

Yiyang Xiangyun Holding Company Limited (“Yiyang Holding”) is the sole shareholder of Yiyang Group.  Additionally, Yiyang Holding controls Investment Co., and Station Co.  Investment Co. and Station Co. are referred to as “fellow subsidiaries” hereafter. Pursuant to the Carve Out Agreement dated June 19, 2009, all assets, liabilities, income and expenses that are related directly to businesses in property investment, and hospitality and other activities were carved out and separately recorded under separate entities, Investment Co. and Station Co.

The Yiyang Group currently maintains ownership interests in the following subsidiary companies:

Company	Ownership %
Yiyang Xiang Highway Transportation Company Limited	80%
Yiyang Dong Fang Travelling Bus Company Limited	100%
An Hua Xian An Shun Local Transportation Company Limited	100%
Tao Jiang Xian Huishangang Xiangyun Rural Transportation Company Limited	100%

The 20% of Yiyang Xiang Highway Transportation Company Limited’s shares are owned by an unrelated third party – Hunan Xiang Highway Transportation Company.

We are engaged in the business of public transportation services in the PRC, but do not directly carry on any business operations. PRC law restricts direct foreign ownership of transportation companies in the PRC.  To comply with PRC laws, China Transportation operates through a corporate structure consisting of subsidiaries, variable interest entities (“VIE”), and contractual arrangements.  A VIE is a term used by the U.S. Financial Accounting Standards Board to describe a legal business structure whose financial support comes from another corporation which exerts control over the VIE.  All of China Transportation’s business operations are structured around a series of contractual agreements (the “VIE Contractual Agreements”) between Yiyang Tone Express our wholly-owned subsidiary, and Yiyang Group and its shareholder.  Through the VIE Contractual Agreements, we are able to exert effective control over Yiyang Group and its subsidiaries and to receive 100% of the net profits derived from the business operations of Yiyang Group.  The material contractual agreements between Yiyang Tone Express, Yiyang Group, and its shareholder consists of the following agreements:

Exclusive Management and Consulting Services Agreement – This agreement allows Yiyang Tone Express to manage and operate Yiyang Group and to collect 100% of the net profits of Yiyang Group.  Under the terms of the Exclusive Management and Consulting Services Agreement, Yiyang Tone Express is the exclusive provider of advice and consultancy services to Yiyang Group related to its general business operations, among other things. In exchange for such services, Yiyang Group must pay to Yiyang Tone Express 100% of the net profit generated by Yiyang Group.  Yiyang Tone Express owns all intellectual property rights arising from its performance under the Exclusive Management and Consulting Services Agreement.  The Exclusive Management and Consulting Services Agreement is effective for a period of twenty years, and unless terminated sooner, automatically renews for a successive ten year term.  Yiyang Tone Express may terminate the agreement upon thirty days prior written notice to Yiyang Group.

Operating Agreement – The parties to this agreement are Yiyang Tone Express, Yiyang Group and Yiyang Holding, the sole shareholder of Yiyang Group.  Under the agreement, Yiyang Holding guarantees the contractual performance by Yiyang Group under any agreements with third parties. Yiyang Tone Express has the right to approve any transactions that may materially affect the assets, liabilities, rights or operations of Yiyang Group and provide binding advice regarding its daily operations, financial management and employment matters, including the dismissal of employees. In addition, Yiyang Tone Express has the right to have Yiyang Group appoint director candidates recommended by Yiyang Tone Express, and the right to appoint the senior executives of Yiyang Group.  The Operating Agreement continues in effect for an initial 20 years from execution, and unless Yiyang Tone Express notifies Yiyang Group of its intent to terminate the Operating Agreement, it is renewed for an additional 10 year term.  Yiyang Tone Express has the right to terminate the agreement upon 30 days written notice but Yiyang Group does not have the right to terminate the Operating Agreement during its term.

Power of Attorney – Yiyang Tone Express has entered into a power of attorney with Yiyang Holding under which Yiyang Holding has vested its voting power in Yiyang Group in Yiyang Tone Express or its designee(s). The Power of Attorney does not have an expiration date. Yiyang Tone Express has the right to terminate the Power of Attorney upon 30 days’ written notice but Yiyang Holding may not terminate the agreements without consent of Yiyang Tone Express.

Exclusive Option Agreement – The parties to this agreement are Yiyang Tone Express, Yiyang Group, and Yiyang Holding, the sole shareholder of Yiyang Group. Yiyang Holding has granted Yiyang Tone Express or its designee(s) the irrevocable right and option to acquire all or a portion of such shareholders’ equity interests in Yiyang Group, or all of the assets of Yiyang Group.  Pursuant to the terms of the agreement, Yiyang Holding and Yiyang Group have agreed to certain restrictive covenants to safeguard the rights of Yiyang Tone Express under the Option Agreement.  Yiyang Tone Express may terminate the Option Agreement upon 30 days prior written notice. The Option Agreement does not have an expiration date.

Pledge of Equity Agreement – The parties to this agreement are Yiyang Tone Express, and Yiyang Holding, the shareholder of Yiyang Group.  Pursuant to the agreement, Yiyang Holding has pledged all of its respective equity interest in Yiyang Group to Yiyang Tone Express to guarantee the performance by Yiyang Group of its obligations under the Exclusive Management and Consulting Services Agreement. The pledge expires two (2) years after the obligations under the Exclusive Management and Consulting Services Agreement are fulfilled. Yiyang Tone Express has the right to collect any and all dividends paid on the pledged equity interests. Pursuant to the terms of the Equity Pledge Agreement, Yiyang Holding has agreed to certain restrictive covenants to safeguard the rights of Yiyang Tone Express.  Upon an event of default under the agreement, Yiyang Tone Express may require Yiyang Holding to pay all outstanding and unpaid amounts due under the Exclusive Management and Consulting Services Agreement, or foreclose on the pledged equity interests.

Our Business

We are a nationwide provider of road transportation services in the PRC offering scheduled passenger service on approximately 460 different transportation routes throughout the PRC on a fleet of approximately 850 buses. We operate 25 passenger and freight station yards, which are primarily located in Yiyang city and the surrounding area. We serve most cities and areas within the territory of Hunan province of the PRC and also provide transportation services in the developed provinces and cities of Guangdong, Fujian, Zhejiang, Shanghai, Jiangsu, Shanxi, Henan, and Beijing.  The following diagram illustrates our transport lines in China:

Our business operations are separated into three different operating structures, all of which are discussed below:  (1) Corporate Operation of Corporate Vehicle; (2) Private Operation of Contracted Transport; and (3) Vehicle-Affiliated Operation:

Corporate Operation of Corporate Owned Vehicle - “Corporate Operation of Corporate Owned Vehicle” refers to a business structure under which we own both the vehicles and the operational right to the transport lines in which we operating the vehicle.  We generate revenue through our own operation of the vehicles under this model. This business model accounted for about 12% of our revenue for the fiscal year ended December 31, 2010.

Private Operation of Contracted Transport - “Private Operation of Contracted Transport” is a business structure pursuant to which we contract the right to the operation of corporate-owned vehicles, transport lines and running frequency to individual operators who are not affiliated with us.  The individual operators are responsible for risks and operational safety relating to the transportation services. Such operators are subject to our management and are required to pay us a management fee. This business model accounted for about 87% of our revenue for the fiscal year ended December 31, 2010.

Vehicle Affiliated Operation – “Vehicle-Affiliated Operation”, refers to a business arrangement under which the vehicle is owned by a separate vehicle owner, not us. Under this structure, we collect a management fee and charges fees for station and yard service to the vehicle operators. This business model accounted for about 1% of our revenue for the fiscal year ended December 31, 2010.

Under all three of the operating structures listed above, we utilize an efficient, wide-range transport monitoring and dispatching system on all vehicles.  The monitoring system combines both a corporate GPS system and our management system to ensure the real-time collection of information related to vehicles that we are operating which allows us to maintain a high level of supervision on all vehicles, drivers and conductors that we are operating.  The high level of supervision allows us to maintain a high level of operational safety.

The following chart identifies the our Branch Divisions, our number of Operating Vehicles, Number of Scheduled Runs, and Passenger Transport Volume for the past three fiscal years.

Serial No.	Name of Branch Company	# Of Vehicles	#Of Scheduled Runs Annually	# Of Average Passengers 2008	# Of Average Passengers 2009	# Of Average Passengers 2010
1	Heshan Company	60	34,020	86,300	87,800	94,350
2	Nanxian Company	91	50,786	127,900	128,400	126,500
3	Ziyang Company	83	44,367	116,000	117,500	109,800
4	Yiyang Branch Company	48	25,920	66,000	65,700	65,450
5	Meicheng Company	66	33,652	84,700	86,200	85,380
6	Bus Company	85	45,960	115,300	116,200	130,210
7	Datonghu Company	37	23,268	58,600	59,100	65,240
8	Yuanjiang Company	148	65,448	162,300	164,000	163,900
9	Anhua Company	62	25,870	65,100	65,600	64,300
10	Foreign Affairs Tourism Company	30	10,760	30,100	31,200	35,000
11	Anshun Public Transport Company	30	30,240	76,000	76,800	101,000
12	Huishangang Company	61	34,550	87,300	88,200	88,320
13	Taojiang Company	126	63,820	160,200	162,500	161,890
Total		927	488,661	1,219,800	1,235,800	1,291,340

Customers

Our primary customers are Chinese citizens who utilize public road transportation for various transportation needs in the PRC. Approximately 80% of our customers are residents of Yiyang City, approximately 15% of our customers travel to and from Yiyang City, and approximately 5% of our customers are tourists.  Our customers utilize our transportation services for a variety of purposes.  Accordingly, we have segmented its business operations into the following areas: i) Transport Line Passenger Transportation; ii) Tourist Transportation; iii) Public Passenger Transportation; iv) and Rural Passenger Transportation.

Marketing

We maintain three full-time employees who focus on sales and marketing efforts related to the promotion of our services.   The marketing employees arrange for advertising events and prepare corporate literature for distribution to promote our services. We advertise and market our services through a variety of mediums, specifically, through the publications, like the Yiyang Daily and the Yiyang TV Station.

Competition

The transportation industry in the PRC is highly competitive. Our primary sources of competition for passengers are automobile travel, air travel, and railway transportation.  Over the past two decades, China has completed series of large-scale highway infrastructure projects creating an extensive road network throughout the PRC.  The extensive road network, coupled with the limited number of railway stations and airports has established road transportation as a competitive, affordable, and viable alternative to air and railway travel.

Yiyang Group is the largest professional transportation company in Yiyang city, in the Hunan province.  Its primary competitors include smaller local transportation companies, specifically, Yiyang Automobile Transportation Company, Yiyang Lida Automobile Transportation Company, Yiyang Shenzhou Automobile Transportation Company.

We believe that the following factors enhance our competitive position within the road transportation industry in the PRC: (1) we are entitled to operate traffic lines throughout the PRC which are not subject to limitation on length; (2) we may directly apply to the Ministry of Transport to establish subsidiaries or subordinate transportation companies throughout the PRC; (3) we have a long operating history, is in good standing and is highly recognized with a broad customer base; (4) we maintain a large number of traffic routes with a regular operating frequency; and (5) our operational structure allows for effective logistical support and management of its transportation operations.  Based upon the foregoing, we believe that we are well positioned to compete in the competitive Chinese transportation industry.

Intellectual Property

The Company does not own any registered trademarks or patents. There may be patents issued or pending that are held by others and cover significant parts of our business methods or services. We cannot be certain that our business methods do not or will not infringe on any valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims, from time to time, relating to the intellectual property of others in the ordinary course of our business.

Government Regulation; Licenses

Regulation on Transportation Business

Our operations are subject to and affected by PRC laws and regulations.  The primary governmental regulation regulating the passenger road transportation industry in the PRC is the Provisions on the Administration of Road Passenger Transport and Passenger Stations enacted on July 13, 2005 and amended on July 23, 2008 and April 20, 2009 by the PRC Ministry of Transport.  This regulation stipulates classifications on the transport lines based on the origins and destinations, pursuant to which, companies with different bus assets are entitled to different rights to apply for licenses for and operate different classes of transport lines. The regulation also provides that when there are more than three companies applying for licenses for the same transport line, authorities of road transportation can conduct Service Quality Bidding to determine which company shall have the license.  Any future traffic routes established by us will be governed by this regulation.

We currently maintain 460 licenses authorizing us to conduct road passenger transport services.  The licenses are issued by provincial and municipal transport administration authorities. In order to obtain a license to operate a specific transport line, we will need to apply to relevant transport administration authorities for the necessary license according to its qualifications.  Once the license is received, we will have the right to operate a specific transport line.

New M&A Regulations and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, namely, the Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, or SAT, the State Administration for Industry and Commerce, or SAIC, the China Securities Regulatory Commission, or CSRC, and SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006 and was amended on June 22, 2009. This New M&A Rule, among other things, includes provisions that require that an offshore special purpose vehicle, or SPV, formed for purposes of overseas listing of equity interests in PRC companies, and which is controlled directly or indirectly by PRC companies or individuals, obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

On September 21, 2006, the CSRC published its approval procedures for overseas listings by special purpose vehicles. The CSRC approval procedures require the filing of certain documents with the CSRC and can take several months to complete. However, other than documents required to be submitted, no other details with respect to the timing, criteria and process for obtaining any required approval from the CSRC have been specified. Therefore, it remains unclear how the New M&A Rule or the CSRC procedures will be interpreted, amended and implemented by the relevant authorities. See “Risk Factors — Risks Associated with Doing Business in China — PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties”

We believe that CSRC approval is not required for us because we are not an SPV formed or controlled by PRC companies or PRC individuals. However, we cannot assure you that the relevant PRC government agencies, including the CSRC, would reach the same conclusion, and we still cannot rule out the possibility that the CSRC may determine that we circumvent the New M&A rules, Related Clarifications or other PRC securities laws.

Foreign Exchange Regulation

Pursuant to the Foreign Exchange Administration Rules promulgated on January 29, 1996 and amended on January 14, 1997 and August 5, 2008, and various regulations issued by SAFE and other relevant PRC government authorities, RMB is freely convertible only with respect to current account items, such as trade-related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriations of investments, require the prior approval of SAFE or its local branches for conversion of RMB into foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC.

Payments for transactions that take place within the PRC must be made in RMB. Unless otherwise approved, PRC companies must repatriate foreign exchange payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local counterpart. Unless otherwise approved, domestic enterprises must convert all of their foreign exchange receipts into RMB.

Pursuant to SAFE’s ‘‘Notice on Relevant Issues Concerning Foreign Exchange Administration on Financing and Round-Trip Investment through offshore Special Purpose Vehicles by Domestic Residents’’, or SAFE Circular No. 75, issued on October 21, 2005, (i) a PRC resident must register with the local SAFE branch before establishing or controlling an overseas special purpose vehicle, or SPV, for the purpose of obtaining overseas equity financing using the assets of, or equity interests in, a domestic enterprise; (ii) when a PRC resident contributes the assets of or its equity interests in a domestic enterprise into an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident must register his or her interest in the SPV and any subsequent change thereto with the local SAFE branch; and (iii) when the SPV undergoes a material event, such as a change in share capital, merger and acquisition, share transfer or exchange, spin-off or long-term equity and debt investment, the PRC resident must, within 30 days from the occurrence of such event, register such change with the local SAFE branch. On May 29, 2007, SAFE issued relevant guidance to its local branches for the implementation of SAFE Circular No. 75. This guidance standardizes more specific and stringent supervision on the registration requirement relating to SAFE Circular No. 75 and further requests PRC residents holding any equity interests or options in SPVs, directly or indirectly, controlling or nominal, to register with SAFE.

Our beneficial owners who are PRC residents have registered with the local SAFE branch as required under SAFE Circular No. 75. See “Risk Factors — Risks Associated with Doing Business in China — PRC regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and may subject our PRC resident beneficial owners to personal liability, limit our PRC subsidiaries’ ability to distribute profits to us, limit our ability to inject capital into our PRC subsidiaries, or may otherwise expose us to liability under the PRC law.”

We are committed to complying with and to ensuring that our stockholders who are subject to the applicable regulation will comply with the relevant rules. However, we cannot assure you that all of our current or future stockholders who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by SAFE Circular 75 or other related rules. Failure by any of our current or future stockholders to comply with relevant requirements under this regulation could subject us to fines or sanctions imposed by the PRC government and affect our PRC subsidiaries’ ability to pay dividends or make distributions to us and our ability to increase our investment in our PRC subsidiaries. See “Risk Factors — Risks Associated with Doing Business in China — PRC regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and may subject our PRC resident beneficial owners to personal liability, limit our PRC subsidiaries’ ability to distribute profits to us, limit our ability to inject capital into our PRC subsidiaries, or may otherwise expose us to liability under the PRC law.”

Regulations Relating to Employee Share Options

Pursuant to Operating Rules on the Foreign Exchange Administration of the Participation of Domestic Individuals in the Employee Stock Ownership Plans, Share Option Plans of Overseas Listed Companies, also known as “Circular 78” as promulgated by SAFE,  a PRC citizen  participating in the employee stock ownership plan or the stock option plan of  an overseas publicly-listed company (“PRC participant”) is required, through the domestic company he/she works for(hereinafter referred to as domestic company) or a domestic agency selected through domestic company (hereinafter referred to as domestic agency) , to register with SAFE and complete certain other procedures related to the foreign exchange transaction matters. The domestic agency could be a PRC subsidiary of the overseas publicly-listed company, the labor union with the corporate status in the domestic company or a trust investment company qualified for operating the assets custody business.  PRC participants’ foreign exchange income received from the sale of shares or dividends distributed by the overseas publicly-listed company must first be remitted into a collective foreign exchange account opened and managed by the domestic company or the domestic agency before distributing to such PRC participants in a foreign currency or in RMB. We and our PRC citizen employees who may participate in our employee stock ownership plan or our stock option plan, are subject to these rules. If we or our PRC participants fail to comply with these regulations, we or our PRC participants may be subject to fines and legal sanctions.

Regulation of Dividend Distribution

The principal regulations governing distribution of dividends of foreign holding companies include the Wholly Foreign-owned Enterprise Law  promulgated on April 12, 1986 and amended on October 31, 2000, and the Detailed Rules For the Implementation of the Wholly Foreign-Owned Enterprise Law, promulgated on December 12, 1990 and amended on April 12, 2001. Under these regulations, wholly foreign-owned enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, foreign-invested enterprises in China are required to allocate at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises. These reserves are not distributable as cash dividends. Our Chinese subsidiaries, which are wholly foreign-owned enterprises, are restricted from distributing any dividends to us until they have met these requirements set out in the regulations.

According to the Enterprise Income  Tax Law which went effective on January 1, 2008, or the new EIT law, and the implementation rules on the new EIT law, if a foreign legal person is not deemed to be a resident enterprise for Chinese tax purposes, dividends generated after January 1, 2008 and paid to such foreign legal person from business operations in China will be subject to a 10% withholding tax, unless such foreign legal person’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement.

Under the new EIT law and its implementation rules, if an enterprise incorporated outside China has its “de facto management organization” located within China, such enterprise would be classified as a resident enterprise and thus would be subject to an enterprise income tax rate of 25% on all of its income on a worldwide basis, with the possible exclusion of dividends received directly from another Chinese tax resident.

Regulation on Employment

On June 29, 2007, the National People’s Congress promulgated the Labor Agreement Law of PRC, or the Labor Contract Law, which became effective as of January 1, 2008. On September 18, 2008, the PRC State Council affected the PRC Labor Agreement Law Implementation Rules. The Labor Agreement Law and its implementation rules are intended to give employees long-term job security by, among other things, requiring employers to enter into written contracts with their employees and restricting the use of temporary workers. The Labor Agreement Law and its implementation rules impose greater liabilities on employers, require certain terminations to be based upon seniority rather than merit and significantly affect the cost of an employer’s decision to reduce its workforce. Employment contracts lawfully entered into prior to the implementation of the Labor Agreement Law and continuing after the date of its implementation remain legally binding and the parties to such contracts are required to continue to perform their respective obligations thereunder. However, employment relationships established prior to the implementation of the Labor Agreement Law without a written employment agreement were required to be memorialized by a written employment agreement that satisfies the requirements of the Labor Agreement Law within one month after it became effective on January 1, 2008.

Employees

As of December 31, 2010, Yiyang Group had a total of 257 full time employees. The following table sets forth the number of our employees categorized by function as of that date:

Name of Organizations	Management Staff	Service Staffs	Financial Staff	Total
Headquarter	7	12	2	21
Heshan Branch Company	2	15	3	20
Ziyang Branch Company	2	12	3	17
Yiyang South Branch Company	2	12	3	17
Anhua Branch Company	3	9	3	15
Meicheng Branch Company	2	10	2	14
Taojiang Branch Company	2	40	2	44
Huishangang Branch Company	2	5	1	8
Nanxian Branch Company	2	18	2	22
Yuanjiang Branch Company	2	21	3	26
Datonghu Branch Company	2	8	2	12
Tourism Transportation Branch Company	2	11	2	15
Anshuan Company	1	9	2	12
Huishangang Rural Transportation Company	0	2	1	3
Dongfang Travelling Bus Company	2	0	1	3
Yiyang Xiang Highway Transportation Company	0	7	1	8
Total	33	191	33	257
Percentage	12.85%	74.3%	12.85%	100%

None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our management employees to be good.

Item 1A. Risk Factors

Our business, operations and financial condition are subject to various risks. Some of these risks are described below and you should take these risks into account in making a decision to invest in our common stock. If any of the following risks actually occurs, we may not be able to conduct our business as currently planned and our financial condition and operating results could be seriously harmed. In that case, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

Risks Relating to Our Business

The PRC Government may change its policies and rules regulating the public transportation industry in the PRC.

In an effort to meet the challenges of globalization and further improve the standards of quality and safety of the public transportation industry in the PRC, the Chinese government may update or enhance its current policies and regulations governing the public transportation industry.  We maintain an awareness of the possible effects of modifications to industry policies and ensure that its business operations are in compliance with the state industry policies. Notwithstanding the foregoing, if the existing policies and regulations are changed, or heightened requirements are established, our business could be adversely affected.  Such changes could result in reduced profits and profit margins.

We may face heightened competition from new entrants into the transportation industry in China.

The transportation industry in the PRC is highly competitive. Currently, our primary sources of competition for passengers are automobile travel, air travel, and railway transportation.  As the transportation needs of the citizens of the PRC increases, we will be facing heightened competition from not only road transportation service providers, but also from railway and airline transportation service providers. Recently the PRC engaged in the development of special express trains as an alternative means to road transportation; as a result, the competition between railway and road passenger transport has accelerated in the middle and short-distance passenger transportation market.  If such competition continues to increase, we could experience reduced profits and profit margins.

We compete with both state-owned and large private road transportation companies that offer services that are similar to ours. Some of these competitors may have larger local or regional passenger bases, more stations, better facilities, and more marketing and other resources than we have. Our competitors can use its resources in a variety of competitive ways, including by making acquisitions, investing more aggressively in development and competing more aggressively in terms of advertisement. We cannot assure you that our competitors will not attempt to copy our business model, or portions thereof, and that this will not erode our market share and brand recognition and impair our growth rate and profitability. As a result of this increasing competition, we could lose market share, thereby materially and adversely affecting our business, results of operations and financial condition. Also in response to any such competitors, we may be required to decrease our tickets price, which may reduce our operating revenues and profitability.

Our business is heavily impacted by the price and availability of fuel. Continued volatility in fuel costs and/or significant disruptions in the supply of fuel could adversely affect our results of operations.

Buses and automobiles are inherently dependent upon energy to operate and can therefore be significantly impacted by changes in the prices of fuel. The cost of fuel, which generally has been at historically high levels over the last three years, is largely unpredictable. Even a small change in fuel prices, with no other changes, could adversely impact our results of operations.

The road transportation industry in the PRC is affected by many conditions that are beyond our control.

Our business and the road transportation industry in general are also impacted by other conditions that are largely outside of our control, including, among others:

•	Changes in consumer preferences, perceptions, spending patterns, or demographic trends;

•	Actual or potential disruptions in the transportation routes;

•	Increases in costs of safety, security, and environmental measures; and

•	Weather and natural disasters.

Because expenses of bus travel do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers can have a disproportionate effect on a road transportation company’s operating and financial results. Therefore, any general reduction in road transportation passenger traffic as a result of any of these factors could adversely affect our results of operations.

Yiyang Group has significant short-term debt obligations, which mature in July 2011.  Our inability to extend the maturities of, or to refinance, this debt could result in defaults, and in certain instances, foreclosures on our assets.  Moreover, we may be unable to obtain financing to fund ongoing operations and future growth.

We currently depend on short-term bank loans and cash flow from operations to meet its short-term cash requirements.  As December 31, 2010, Yiyang Group’s total bank debt outstanding was approximately $3.02 million which is due in July 2011; the short-term and revolving nature of these credit facilities is common in China. Part of these short-term credit facilities are guaranteed by the buildings owned by Yiyang Group and its related parties.  However, it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature.  Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature.  If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any.

Moreover, we cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings.  Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt our operations, which could significantly lower our revenues and profitability.

In addition, we may be exposed to changes in interest rates.  If interest rates increase substantially, our results of operations could be adversely affected.

Because of the capital-intensive nature of our business, we may have to incur additional indebtedness or issue new equity securities and, if we are not able to obtain additional capital, our ability to operate or expand our business may be impaired and our results of operations could be adversely affected.

Our business requires significant levels of capital to finance the development and expansion of our transportation services, and we therefore expect that we will need additional capital to fund our future growth.  If cash from available sources is insufficient or unavailable due to restrictive credit markets, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

●	investors’ perceptions of, and demand for, companies in the Chinese transportation industry;

●	investors’ perceptions of, and demand for, companies operating in China;

●	conditions of the U.S. and other capital markets in which we may seek to raise funds;

●	our future results of operations, financial condition and cash flows;

●	governmental regulation of foreign investment in China;

●	economic, political and other conditions in the United States, China, and other countries; and

●	governmental policies relating to foreign currency borrowings.

Our success is dependent on retaining key personnel who would be difficult to replace.

Our success depends largely on the continued services of our key management.  In particular, our success depends on the continued efforts of Ms. Caichun Wen, our Chief Executive Officer and Mr. Yueming Guo, our Chairman both of whom are instrumental in developing our business model and crucial for our business development. There can be no assurance that Ms. Wen and Mr. Guo will continue in their present capacities for any particular period of time.  The loss of the services of Ms. Wen or Mr. Guo could materially and adversely affect our business development.  This could force us to curtail or cease our business operations.

Existing regulations and changes to existing regulations may present technical, regulatory and economic barriers to the provision of our services, which may significantly reduce demand for our services.

The transportation industry is subject to oversight and regulation in accordance with national and local ordinances relating to safety and other related matters. We are responsible for knowing all applicable regulatory requirements and must conduct our services to comply with all such requirements. Any new government regulations or utility policies that relate to our services may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our services.

We could be subject to claims related to safety risks relating to our transportation services.

Use of our transportation services may pose potential health or safety risks to passengers utilizing our transportation services.  There is a risk that claims will be asserted against us for injury or death suffered by someone using our services.  Personal injury claims and lawsuits can result in significant legal defense costs, settlement amounts and awards, and could have an adverse effect on our business, financial condition and result of operations or cash flow.  In addition to the risks of liability exposure and increased costs of defense, claims arising from our service may produce publicity that could hurt our reputation and business.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC to cover certain losses of a type which would normally be covered by insurance in the United States, such as business interruption insurance and third party liability insurance to cover claims related to personal injury, or property damage arising from accidents during our operations. Yiyang Group currently maintains insurance on all of its operating vehicles and maintains the requisite business insurance in accordance with Chinese law.  However, the insurance that we maintain may not be sufficient to cover all liabilities and damages that may occur as a result of our business operations.  In the event that our insurance coverage is not sufficient to cover losses and liabilities, we may incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment of an uninsured claim.   Any losses not covered by insurance will have to be borne by us without any assistance, and we may not have sufficient capital to cover material damage to, or the loss of, our facility due to fire, severe weather, flood or other cause, and such damage or loss would have a material adverse effect on our financial condition, business and prospects.

The legal requirements associated with being a public company, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

We may be unable to attract and retain qualified officers, directors and members of board of directors committees required to provide for our effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers.  The actual and perceived personal risks associated with compliance with the Sarbanes-Oxley Act and other public company requirements may deter qualified individuals from accepting roles as directors and executive officers.  Further, the requirements for board or committee membership, particularly with respect to an individual’s independence and level of experience in finance and accounting matters, may make it difficult to attract and retain qualified board members.   If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain the listing of our common stock on any stock exchange (assuming we are able to obtain such listing) could be adversely affected.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our Common Stock.

We are required to establish and maintain internal controls over financial reporting, disclosure controls, and to comply with other requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules promulgated by the SEC thereunder. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We may be unable to make acquisitions or enter into joint ventures, which could impair our growth prospects, and we may be unable integrate, operate or realize the anticipated benefits of such businesses.

As part of our growth strategy, we may pursue selected acquisitions or joint ventures. We cannot assure you that we will be able to effect these transactions on commercially reasonable terms or at all. Any future acquisitions or joint ventures may require access to additional capital, and we cannot assure you that we will have access to such capital on commercially reasonable terms or at all. Even if we enter into these transactions, we may not realize the benefits we anticipate or we may experience difficulties in integrating any acquired companies and products into our existing business; attrition of key personnel from acquired businesses; significant charges or expenses; higher costs of integration than we anticipated; or unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations.

Consummating these transactions could also result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our business, financial condition or results of operations. We may also issue additional equity in connection with these transactions, which would dilute our existing shareholders.

Risks Relating to the Our Corporate Structure

Our corporate structure, in particular our variable interest entity contracts (the “VIE Contractual Agreements”), are subject to significant risks, as set forth in the following risk factors.

We are a holding company that depends on cash flow from our variable interest entity Yiyang Group. The VIE Contractual Agreements between us and Yiyang Group may be determined to be a mechanism to circumvent the restriction of foreign ownership of a business in the PRC and listing rules in PRC, and therefore could be determined to be unenforceable because they are against public policy. In that case, we might lose all the revenues.

After the consummation of the Share Exchange, we became a holding company with no material assets other than the stock of Eminent Promise.  All our operations are conducted through Yiyang Group through VIE Contractual Agreements and we do not directly carry on any business operations due to PRC laws and do not have a direct ownership interest in Yiyang Group. Through VIE Contractual Agreements between Yiyang Group and our subsidiary, Yiyang Tone Express, we are able to: i) exert effective control over Yiyang Group; ii) receive substantially all of the economic benefits derived from the business operations of Yiyang Group; and iii) have an exclusive option to purchase all or part of the equity interests in Yiyang Group. Notwithstanding the foregoing, there is a risk that these contractual agreements between Yiyang Group and our subsidiary Yiyang Tone Express, may be determined by a government agency in the PRC to be a mechanism to circumvent the restrictions on foreign ownership of a PRC business and the listing rules in PRC and therefore could be determined to be unenforceable because they are against public policy. If the agreements were determined to be void as against public policy, we would have no right to the economic benefits from the operations of Yiyang Group, and we would have no other means of generating revenue.

We depend upon the VIE Arrangements in conducting our business in the PRC, which may not be as effective as direct ownership.

Our affiliation with Yiyang Group is managed through the VIE Contractual Agreements.  The VIE Contractual Agreements may not be as effective in providing us with control over Yiyang Group as direct ownership.  The VIE Contractual Agreements are governed by the PRC laws and provide for the resolution of disputes through arbitration pursuant to the PRC laws.  Accordingly, the VIE Contractual Agreements would be interpreted in accordance with the PRC laws.  If Yiyang Group or its shareholders fail to perform the obligations under the VIE Contractual Agreements, we may have to rely on legal remedies under the PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies.  The legal environment in China is not as developed as in other jurisdictions.  As a result, uncertainties in the PRC legal system could limit our ability to enforce the VIE Contractual Agreements.

We may not be able to consolidate the financial results of some of our affiliated companies or such consolidation could materially adversely affect our operating results and financial condition.

All of our business is conducted through Yiyang Group which currently is considered for accounting purposes a VIE, and we are considered the primary beneficiary, enabling us to consolidate our financial results in our consolidated financial statements. In the event that in the future a company we hold as a VIE would no longer meet the definition of a VIE, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements for PRC purposes. Also, if in the future an affiliate company becomes a VIE and we become the primary beneficiary, we would be required to consolidate that entity’s financial results in our consolidated financial statements for PRC purposes. If such entity’s financial results were negative, this could have a corresponding negative impact on our operating results for PRC purposes. However, any material variations in the accounting principles, practices and methods used in preparing financial statements for PRC purposes from the principles, practices and methods generally accepted in the United States and in the SEC accounting regulations must be discussed, quantified and reconciled in financial statements for United States and SEC purposes.

We rely on the approval certificates and business license held by Yiyang Group and any deterioration of the relationship between us and Yiyang Group could materially and adversely affect our overall business operations.

All our business in China are undertaken on the basis of the approvals, certificates and business license as well as other requisite licenses held by each entity of Yiyang Group.  There is no assurance that each entity of Yiyang Group will be able to renew its licenses or certificates when their terms expire with substantially similar terms as the ones they currently hold.

Further, our relationship with each entity of Yiyang Group is governed by the VIE Contractual Agreements, which are intended to provide us, through our indirect ownership of Yiyang Tone Express, with effective control over the business operations of each entity of Yiyang Group.  However, the VIE Contractual Agreements may not be effective in providing control over the applications for and maintenance of the licenses required for our business operations. Yiyang Group could violate the VIE Contractual Agreements, go bankrupt, suffer from difficulties in its business or otherwise become unable to perform its obligations under the VIE Contractual Agreements and, as a result, our operations, reputation, business and stock price could be severely harmed.

The exercise of our option to purchase part or all of the equity interests in the any entity of Yiyang Group under the Option Agreement might be subject to approval by the PRC government.  Our failure to obtain this approval may impair our ability to substantially control Yiyang Group and could result in actions by Yiyang Group that conflict with our interests.

Our option agreement with Yiyang Group gives Yiyang Tone Express, the option to purchase all or part of the equity interests in Yiyang Group, however, the option may not be exercised if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of Yiyang Group, to be cancelled or invalidated.  Under the PRC laws, if a foreign entity, through a foreign investment company that it invests in, acquires a domestic related company, China’s regulations regarding mergers and acquisitions would technically apply to the transaction.  Application of these regulations requires an examination and approval of the transaction by China’s Ministry of Commerce (“MOFCOM”), or its local counterparts.  Also, an appraisal of the equity or assets to be acquired is mandatory. We can’t guarantee you that we can pass such examination and get the approval to acquire any entity of Yiyang Group. If we are not able to purchase the equity of Yiyang Group, then we will lose a substantial portion of our ability to control Yiyang Group and our ability to ensure that Yiyang Group will act in our interests.

Because we rely on the Exclusive Management and Consulting Services Agreement with Yiyang Group for our revenue, the termination of this agreement will severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and all of our business operations are conducted through the VIE Contractual Agreements. As a result, we currently rely for our revenues on dividends payments from Yiyang Tone Express after it receives payments from Yiyang Group pursuant to the Exclusive Management and Consulting Services Agreement. The Exclusive Management and Consulting Services Agreement may be terminated by Yiyang Group for gross negligence, fraud or other illegal acts or bankruptcy of Yiyang Tone Express.

Yiyang Tone Express may terminate the Exclusive Management and Consulting Services Agreement without cause. Because neither we nor our subsidiaries own equity interests of Yiyang Group, the termination of the Exclusive Management and Consulting Services Agreement would sever our ability to continue receiving payments from Yiyang Group under our current holding company structure. While we are currently not aware of any event or reason that may cause the Exclusive Management and Consulting Services Agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the consulting services agreement is terminated, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which, in turn, may affect the value of your investment.

Risks Associated With Doing Business in China

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of our business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case.  A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social life.

A slowdown or other adverse developments in the PRC economy may harm our customers and the demand for our services and our products.

All of our operations are conducted in the PRC and all of our revenues are generated from the PRC. Although the PRC economy has grown significantly in recent years, there is no assurance that this growth will continue. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our services.

If relations between the United States and China deteriorate, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our common stock.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

We are dependent on our relationship with the local government in the province in which we operate our business.  Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environment, land use rights, property and other matters.  The central or local government of the PRC may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

In addition, another obstacle to our operations in China is governmental, judicial and other corruption. There are significant risks that we will be unable to obtain necessary permits or licenses, or recourses in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, as a result of China’s underdeveloped and sometimes corrupt governmental and judicial systems.

Future inflation in China may inhibit the profitability of our business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  Rapid economic growth can lead to growth in the money supply and rising inflation.  If prices for our services rise at a rate that is insufficient to compensate for the rise in the costs, it may have an adverse effect on profitability.  These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our services and products.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies.  Substantially all of our revenue and expenses are in the Chinese currency, the Renminbi.  We are subject to the effects of exchange rate fluctuations with respect to any of these currencies.  For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market.  Since 1994, the official exchange rate for the conversion of the Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar.  In July 2005, the Chinese government changed its policy of pegging the value of the Renminbi to the U.S. dollar.  Under this policy, which was halted in 2008 due to the worldwide financial crisis, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies.  In June 2010, the Chinese government announced its intention to again allow the Renminbi to fluctuate within the 2005 parameters.  It is possible that the Chinese government could adopt an even more flexible currency policy, which could result in more significant fluctuation of Renminbi against the U.S. dollar, or it could adopt a more restrictive policy.  We can offer no assurance that the Renminbi will be stable against the U.S. dollar or any other foreign currency.

Our financial statements are translated into U.S. dollars at the average exchange rates in each applicable period.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations.  Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations.  We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign consolidated subsidiaries into U.S. dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign consolidated subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.  In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency.  Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.  The availability and effectiveness of any hedging transaction may be limited and we may not be able to hedge our exchange rate risks.

The State Administration of Foreign Exchange (“SAFE”) restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively and to pay dividends.

All of our sales revenue and expenses are denominated in the Chinese currency, Renminbi.  Under PRC law, the Renminbi is currently convertible under the “current account”, which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account”, which includes the registered capital and foreign currency loans of a PRC entity.  Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE, by complying with certain procedural requirements.  However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future.  Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE.  In particular, our PRC operating subsidiaries, borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our PRC operating subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts.  These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions.  If the foreign exchange control system prevents us from obtaining foreign currency, we may be unable to pay the interest and principal on the Notes, pay dividends or meet obligations that may be incurred in the future that require payment in foreign currency.

Because our principal assets are located outside of the United States and all of our directors and our officers will reside outside of the United States, it may be difficult for you to enforce your rights based on the United States federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the PRC.

All of our officers and four of our directors reside outside of the United States. In addition, our operating subsidiary is located in the PRC and all of its assets are located outside of the United States.  China does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts.  It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts.  Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or otherwise.

PRC regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and may subject our PRC resident beneficial owners to personal liability, limit our PRC subsidiaries’ ability to distribute profits to us, limit our ability to inject capital into our PRC subsidiaries, or may otherwise expose us to liability under the PRC law.

In October 2005, SAFE, issued the ‘‘Notice on Relevant Issues Concerning Foreign Exchange Administration on Financing and Round-Trip Investment through offshore Special Purpose Vehicles by Domestic Residents’’, generally referred to as Circular 75. The policy announced in this notice required PRC residents to register with the relevant SAFE branch before establishing or controlling offshore special purpose vehicles, or SPVs, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. In addition, any PRC resident that is a stockholder of an SPV is required to amend his SAFE registration within 30 days after any major change in the share capital of the offshore special purpose company without any round trip investment being made, such as any increase or decrease of capital, stock right assignment or exchange, merger or division, investment with long term stock rights or credits. Failure to comply with the requirements of Circular 75 may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s PRC affiliates being impeded or prevented from distributing their profits or the proceeds from any reduction in capital, share transfer or liquidation to the SPV.

We are committed to complying with and to ensuring that our stockholders who are subject to the regulation will comply with the relevant rules. However, we cannot assure you that all of our current or future stockholders who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Circular 75 or other related rules. Any failure by any of our current or future stockholders to comply with relevant requirements under this regulation could subject us to fines or sanctions imposed by the PRC government and affect our PRC subsidiaries’ ability to pay dividends or make distributions to us and our ability to increase our investment in our PRC subsidiaries.

PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, six PRC regulatory agencies, namely, the Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, or SAT, the State Administration for Industry and Commerce, or SAIC, the China Securities Regulatory Commission, or CSRC, and SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006 and was amended on June 22, 2009. The New M&A Rule purports, among other things, to require offshore SPVs formed for overseas listing purposes to effect acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. On September 21, 2006, pursuant to the New M&A Rule and other PRC laws and regulations, the CSRC, in its official website, promulgated relevant guidance with respect to the issues of listing and trading of domestic enterprises’ securities on overseas stock exchanges (the “Related Clarifications”), including a list of application materials with respect to the listing on overseas stock exchanges by SPVs.

There are substantial uncertainties regarding the interpretation and application of the above rules, and the CSRC has yet to promulgate any written provisions or formally to declare whether the overseas listing of PRC related companies shall be subject to the approval of the CSRC. If CSRC approval is required in connection with our listing, our failure to obtain, or delay in obtaining, such approval could result in penalties imposed by the CSRC and other PRC regulatory agencies. These penalties could include fines and penalties on our operations in China, restriction or limitation on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect on our stock price, business, operations and financial conditions.

Notwithstanding those provisions, we believe that CSRC approval is not required for us because we are not an SPV formed or controlled by PRC companies or PRC individuals. However, we cannot assure you that the relevant PRC government agencies, including the CSRC, would reach the same conclusion, and we still cannot rule out the possibility that the CSRC may determine that we circumvent the New M&A rules, Related Clarifications or other PRC securities laws.

New labor laws in the PRC may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated a new labor law, the Labor Agreement Law of the PRC, or the New Labor Agreement Law, which became effective on January 1, 2008. The New Labor Agreement Law imposes greater liability on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires certain terminations be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Agreement Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and future operating prospects.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the Operating Rules on the Foreign Exchange Administration of the Participation of Domestic Individuals in the Employee Stock Ownership Plans, Share Option Plans of Overseas Listed Companies, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participate in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make substantial option grants to our officers and directors, most of whom are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens, including our Chief Executive Officer, to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered, we may lose key employees and our business operations may be adversely affected.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our shareholders.

The Wholly Foreign-Owned Enterprise Law (1986), as amended and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign-owned enterprises (“WFOE”) may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, WFOE is required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds.  These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes.

Furthermore, if our consolidated subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our consolidated subsidiaries are unable to receive all of the revenues from our operations due to these contractual or dividend arrangements, we may be unable to pay dividends on our common stock. In addition, under current PRC law, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some of our competitors, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China.  If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.  Although we inform our personnel that such practices are illegal, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

As all of our operations and personnel are in the PRC, we may have difficulty establishing adequate western style management, legal and financial controls.

The PRC historically has been deficient in western style management and financial reporting concepts and practices, as well as in modern banking, and other control systems.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, and especially given that we expect to be a publicly listed company in U.S. and subject to regulation as such, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.  We may have difficulty establishing adequate management, legal and financial controls in the PRC.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act and other applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the public announcement of such deficiencies could adversely impact our stock price.

The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in the PRC. However, the PRC’s system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent.  As a result, it may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC’s legal system is based on the civil law regime, that is, it is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors.  There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC’s political, economic or social life, will not affect the PRC government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

Risks Relating to Our Common Stock

We have a large number of authorized but unissued common stock and blank check preferred stock..

Our Articles of Incorporation authorize the issuance of 300,000,000 shares of common stock, $.001 par value, and 30,000,000 shares of preferred stock, $.001 par value.  We presently have 20,000,000 shares of common stock issued and outstanding.  Our Board of Directors has the power to issue any or all of such additional shares without stockholder approval.  Although we presently have no commitments, contracts or intentions to issue any additional shares, we may issue shares for the purpose of raising additional capital. Potential investors should be aware that any such stock issuance may result in a reduction of the book value or market price of our common stock of the then outstanding shares.  Furthermore, if we issue additional shares, such issuance will reduce the proportionate ownership and voting power of the other stockholders, and any new issuance of shares may result in a change of our control.

Resale of our shares may be difficult because there is no current market for our shares, and it is possible that no market will develop. This may reduce or limit the potential value of our shares.

There is no current public market for our shares of common stock, and no assurance that such a public market will develop in the future. Even in the event that such a public market does develop, there is no assurance that it will be maintained or that it will be sufficiently active or liquid to allow stockholders to easily dispose of their shares. The lack of a public market or the existence of a public market with little or no activity or liquidity is likely to reduce or limit the potential value of our shares.

Potential future sales under Rule 144 may depress the market price for the common stock.

In general, under Rule 144, a person who has satisfied a minimum holding period of between 6 months and one-year and any other applicable requirements of Rule 144, may thereafter sell such shares publicly. Therefore, the possible sale of our shares may, in the future, have a depressive effect on the price of our common stock in the over-the-counter market.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Description of Properties

Our principal offices in China are located at No.823, Taohualun West Road, Yiyang City, Hunan Province, China 413000.  The building, approximately 3,500 square meters in size, in which our offices are located is owned by Yiyang Group. We have obtained a land use right for the land where our principal offices are located from the PRC Government for commercial purpose through a Deed of Trust with Yiyang Xiangyun Investment Company Limited for $275,836 (RMB2,101,100). The land use right was transferred to us in June 2010 and will expire on June 28, 2046.

In addition to the foregoing building, Yiyang Group currently owns 1,000 vehicles which include more than 850 buses, plus mini-vans and automobiles.  We operate 25 separate bus stations located throughout Yiyang City; the 25 bus stations are all owned by the related party, Station Co.  The following list identifies the bus stations:

Station Name	Address	Area(m2)

Nan Xian Station	No. 54 Nanzhouzhong Road,Nan Xian, Yiyang City	13,012

Nan Xian Xiangbei Station	Linyin Road, Nan Xian, Yiyang City	6,010

Nan Xian Maocao Street Station	No. 58 Tuojiang Road, Maocaojie Nanxian, Yiyang City	2,070

Heshan Station	No. 1025 Taohualun Road, Heshan, Yiyang City	30,554

Cangshuipu Station	No. 2 Cangshuipu Village, Cangshuipu, Yiyang City	2,120

Yingfengqiao Station	No. 28 Huanghualong, Yingfengqiao, Yiyang City	2,180

Ziyang Station	No. 8 Maliangbei Road, Ziyang, Yiyang City	18,822

Qiaonan Station	Qiaonan Road, Heshan, Yiyang City	19,383

Anhua Station	Nipuqiao Village, Anhua Dongping, Yiyang City	7,743

Anhua Fuxi Station	Fuxi County, Anhua, Yiyang City	3,335

Anhua Yangjiao Station	Yangjiao County, Anhua, Yiyang City	1,966

Meicheng Station	No. 171 Dongzhen Street, Anhua Meicheng, Yiyang City	1,811

Dafu Station	Dafu District, Anhua, Yiyang City	1,384

Qingtang Station	Qingtang District, Anhua, Yiyang City	3,138

Huishangang Station	Huishangang District, Taojiang, Yiyang City	9,523

Yuanjiang Station	No. 59 Yingguang Road, Yuanjiang, Yiyang City	11,851

Nanda Station	Nanda District, Yuanjiang, Yiyang City	5,032

Yangluo Station	Yangluo District, Yuanjiang, Yiyang City	2,062

Heba Station	Wuyizhong Road, Datonghu Heba, Yiyang City	6,387

Qianshanhong Station	Qianshanhong District, Datonghu, Yiyang City	4,183

Beizhouzi Station	Beizhouzi District, Datonghu, Yiyang City	3,821

Jinpen Station	Jinpen District, Datonghu, Yiyang City	2,894

Taojiang Station	Taohua Road, Taojiang Taohuajiang, Yiyang City	12,166

Majitang Station	Majitang District, Taojiang, Yiyang City	5,016

Item 3. Legal Proceedings

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

Item 4. (REMOVED AND RESERVED)

PART II

Item 5.   Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

No public trading market currently exists for our securities.  Previously China Transportation’s common stock was publicly traded on the pink sheets under the trading symbol “CDCE”.  However, due to trading inactivity China Transportation’s trading symbol was removed from the pink sheets. The Company plans to apply for public quotation of its shares in the over-the-counter market.  This process will require the Company to find a brokerage firm to apply for listing.  There is no assurance that a market will develop, or that a shareholder will ever be able to liquidate his or her investment. The Company currently has 20,000,000 shares of common stock issued and outstanding.

Record Holders.

As of the date of this Form 10-K, China Transportation currently has 20,000,000 shares of common stock issued and outstanding owned by approximately 42 owners of record.

Dividends

We have not paid dividends on our common stock in the past and do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, at their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Repurchases of Equity Securities.

None.

Item 6.  Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

The comments made throughout this Annual Report should be read in conjunction with our financial statements and the notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information.  When used in this discussion, the words, “believes,” “anticipates,” “expects,” “projects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors, which affect company business, included in this section and elsewhere in this Annual Report.

Business Overview

China Transportation International Holdings Group Limited (f/k/a China Ding Cheng Science Holdings Co., Ltd.) through its subsidiaries and VIE, is engaged in the business of providing public transportation services in the PRC.  All business operations are conducted through the Company’s variable interest entity, Yiyang Group.

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
•           The Company intends to build a multilevel passenger transport network and strive for expanding market; and
•           The Company intends to boost urban public transportation and integrate urban and rural passenger transport business.

Though we are exploring opportunities to acquire other transportation companies to increase our bus lines, we currently have no agreements or commitments with respect to any material acquisitions or investments in other companies.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, tolls, depreciation, wage and benefit costs, sub-contracting charges (which we record net portion of income shared to subcontractors based on actual ticket sales and contracts), insurance, operating taxes, and maintenance and capital equipment costs.

In discussing our results of operations, we split operating revenues into three segments – passenger services, package express and other operating revenues by their nature. We also discuss certain changes in our expenses as a percentage of revenue, rather than absolute dollar changes, because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations

The following table sets forth the Company’s results of operations as a percentage of total operating revenues for 2010 and 2009:
	Years Ended December 31,
	2010	2009
Operating Revenues
Passenger services	98.4%	99.8%
Package express	-	0.1
Other operating revenues	1.6	0.1

Total Operating Revenues	100.0	100.0

Operating Expenses
Maintenance	1.0	0.7
Fuel cost	3.3	2.3
Tolls	1.5	1.5
Insurance and safety	9.4	11.1
Sub-contracting charges	22.9	23.7
Operating taxes and licenses	3.2	3.4
Other cost of revenue	1.5	2.2
Marketing, advertising and traffic	0.2	0.4

General and administrative	10.5	13.5
Other operating expenses	0.9	6.3

Total Operating Expenses	71.6	82.2

Operating Income (loss)	28.4	20.1
Non-Operating Income	4.1	6.3
Interest Expense	(2.0)	(0.8)
Income Tax Provision	6.6	3.5
Minority Interests	0.0	0.0
Cumulative Effect of Change in Accounting for Goodwill	0.0	0.0

Net Income	28.1%	23.7%

Year ended December 31, 2010 Compared to Year ended December 31, 2009

Operating Revenues.

Total operating revenues, being split by nature as following table, increased $2,219,125  or approximately 11.21% for the year ended December 31, 2010 compared to the same period in 2009.

	Years Ended December 31,
	2010	2009
Passenger services revenue	$21,660,369	$19,764,883
Package express	5,276	8,974
Other operating revenue	351,825	24,488
Total	22,017,470	19,798,345

Passenger services revenues increased $1,895,486, or 9.59%, in 2010 compared to 2009.  The increase was primarily due to the increase in passenger volume brought by the strong rebound of Chinese economy which requires more labor from inner main land provinces, such as Hunan where we are located, to South and East China. According to the announcement by the National Bureau of Statistics of China on January 17, 2011, China’s GDP in 2010 increased 9.2%. By the 11 months ended November 30, 2010, total number of road travelling passengers and travelling mileages are 27.81 billion persons and 1,376.6 billion kilometers, respectively, or 8.4% and 11.1% increase compared to the same period in 2009, respectively. In Hunan province where we are located, by the 11 months ended November 30, 2010, total number of road travelling passengers and travelling mileages are 1.34 billion persons and 65.71 billion kilometers, respectively, or increased 9.9% and 19.6% compared to the same period in 2009, respectively.

Package express revenues decreased $3,698, or 41.21% in 2010 compared to 2009. The Company continues to experience reduced standard product deliveries (the traditional, low value, terminal to terminal market segment) as a result of continued competition, as well as expanded and improved product offerings from larger package delivery companies.

Other operating revenues, consisting primarily of revenue from travel services, in-terminal sales and other services, was $ 351,825 for the year ended December 31, 2010, an increase of approximately $327,337, compared to 2009.  The increase was primarily due to increases in transportation services provided to group tourists other than in-station services during Spring Festival or summer peak season.

Cost of sales.

Total cost of sales, being split by nature as following table, increased $952,362, or 7.76% for the year ended December 31, 2010 compared to the same period in 2009.

	Years Ended December 31,
	2010	2009
Cost of sales
Maintenance	220,925	130,034
Sub-contracting charges	5,044,048	4,692,138
Fuel cost	734,103	450,729
Depreciation	3,789,499	3,386,146
Insurance and safety	2,064,613	2,204,048
Operating taxes	706,692	669,778
Tolls	325,866	296,837
Others	341,196	444,870
Total	13,226,942	12,274,580

Maintenance costs increased $90,891, or 70% in 2010 compared to 2009. The increase was primarily due to higher average fleet age, inflationary increases for mechanics and increased material costs as a result of fewer bus engines and transmissions under warranty.

Sub-contracting charges, which represents subcontractors’ cost to obtain licenses, increased $ 351,910, or 7.5% for the year ended December 31, 2010 compared to the same period in 2009 which was in line with the increase in revenue.

Fuel cost increased $283,374, or 62.9% in 2010 compared to 2009. The increase was primarily due to higher fuel price, for example, the benchmark price of No. 93 gasoline increased RMB 1.38 (approximately $0.21) per liter, or 23.6%, from RMB5.83 (approximately $0.87) at January 2010 to RMB 7.21(approximately $1.08) at December 2010. Secondly, the Company’s Datonghu branch acquired 5 buses from subcontractors in 2010 to operate them by the Company itself, which caused fuel cost to go up $62,011, or 21.8% of total increase.

Depreciation increased $ 403,353, or 11.9% in 2010 compared to 2009. The increase was primarily due to factor that more and higher-graded passenger buses were purchased in 2010.

Insurance and safety costs decreased $139,435, or 6.3% in 2010 compared to 2009. The decrease was primarily due to a decrease in the number of accidents and lower cost associated with insurance payments.

Operating taxes expense increased $36,914, or 5.5% in 2010 compared to 2009. The increase was primarily due to the increase in ticket sales as a result of more traffic lines introduced and larger passenger volume.

Tolls increased $29,029, or 9.8%, for the year ended December 31, 2010 compared to 2009. The increase was primarily due to the higher amount of traveling mileages in 2010.

Operating Expenses.

Total operating expenses decreased $1,012,244, or 28.52% for the year ended December 31, 2010 compared to the same period in 2009.

Selling and marketing expenses decreased $29,358, or 41.04%, in 2010 compared to 2009. The decrease was a result of a change in the strategy, type and timing of advertising and also a result of more specifically targeted as compared to prior years.

General and administrative expenses decreased $362,545, or 13.58% for the year ended December 31, 2010 compared to the same period in 2009. During the year of 2010, lower expenses associated with being a public company in the U.S. other than audit, legal and other professional fees ($253,682 less than 2009) and recovery of provision for litigation by $650,084 (see Note 12. a to the financial statements for more information), represented a 63.8% decrease in total general and administrative costs. Increased wages and benefit costs and audit, legal and other professional fees of $577,289, represented an 83.4% increase in total general and administrative costs.

Loss on written off of property, plant and equipment decreased $620,341, or 76.78% for the year ended December 31, 2010 compared to the same period in 2009. The decrease was primarily because the losses on written off of motor vehicles were less than the prior year.

Other income (expenses) consists primarily of interest income/expenses, expenses paid to the insurance company for services in connection with internal accident investigation, and compensation paid to subcontractors. Net interest income was $451,251 for the year ended December 31, 2010 compared to $159,906 for the same period in 2009.  During the year of 2010, interest income from the Company’s related parties Yiyang Holding, Yiyang Station Co., and Yiyang Investment Co. was $ 882,250. Prior to the carve-out on June 1 2009, as a branch of Yiyang Xiangyun, Yiyang Group didn’t collect interest from other entities under common control of Yiyang Xiangyun.  The interest rates on three bank loans were 6.372, 5.31% and 6.48%, respectively, for the year ended December 31, 2010. For the year ended December 31, 2010, we paid essentially flat interests of approximately $429,492 for the bank loans compared to approximately $464,657 for the same period in 2009.

Income tax expense increased $$748,881, or 107.71%, for the year ended December 31, 2010 compared to the same period in 2009. Prior to the carve-out on June 1, 2009, Yiyang Group was a branch of Yiyang Xiangxun, and most of its profits were offset by other branches’ losses, causing a lower effective income tax rate then.

As a result of the above factors, net income from continuing operations for the year ended December 31, 2010 was $6,176,208, or $0.33 per share, compared to $4,682,599, or $0.32 per share for the same period of 2009.

Liquidity and Capital Resources

The Company has historically funded its operations primarily through bank loans and cash flows from operations. At December 31, 2010, the Company had an approximately $3 million secured revolving credit facility with Industrial and Commercial Bank of China Limited.  The bank loans are secured by a first priority perfected security interest on land use right and the building owned by Yiyang Group and its related parties.

A significant portion of total assets represents Due from Related Parties which amounts to $18,277,311, or 46.5% of total assets.  The loans were provided to three related parties for financing the daily business operation and investing in other unrelated bus station business.  The related parties are Yiyang Xiangyun Holding Company Limited (“Yiyang Holding”), which is the owner of Yiyang Group, and two of Yiyang Holding’s wholly owned subsidiaries: Yiyang Xiangyun Station Services Company Limited (“Station Co”) and Yiyang Xiangyun Investment Company Limited (“Investment Co”).

As a significant portion of assets, Due from Related Parties is $18,277,311, or 46.5% of total assets. As the sole owner of the Company, Yiyang  Xiangyun Holding Company Limited (“Yiyang Holding”) owns other two subsidiaries - Yiyang Xiangyun Station Services Company Limited (“Station Co”) and Yiyang Xiangyun Investment Company Limited (“Investment Co”).  The loan was provided to those three related parties for financing the daily business operation and investing in bus station business.

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

The following table summarizes the cash flows for the year ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
Cash provided by (used in):
Operating Activities	$11,557,843	10,250,018
Investing Activities	$(8,264,012)	(11,773,843)
Financing Activities	$(2,220,919)	2,084,264

Cash and cash equivalents increased $1,072,912 during the year ended December 31, 2010 primarily due to the$1,307,825 increase in cash provided by continual operation in 2010 compared to 2009. During the year of 2010, net income was $6,176,208 compared to $4,682,599 for the same period of 2009.

Cash provided by operations were $11,557,843 for the year ended December 31, 2010 compared to $10,250,018 for the same period of 2009. The increase was mainly attributable to the increase in deferred revenue in fiscal year of 2010 in the amount of $1,733,164. The increase was also attributable to the increase in account payable in the amount of $962,818 which offset the decrease of accrued expenses of $914,790.

Cash used in investing activities for the year ended December 31, 2010 were $8,264,012 compared to $11,773,843 for the same period of 2009.  While the cash used in acquisition of property, plant and equipment in 2010 were about the same as in 2009, the major out-flow of funds was advances to related parties, including Yiyang Xiangyun Investment Company Limited and Yiyang Xiangyun Station Services Company Limited, in an aggregate amount of $6,428,144 in the year ended December of 2010, compared to outflows of $10,548,195 in 2009.

Cash used in financing activities for the year ended December 31, of 2010 were $2,220,919 compared to $2,084,264 cash provided by financing activities for the same period of 2009.  We repaid loans from 3 banks in the amount of approximately $ 2010.

The Company’s projection regarding cash flow from future operations may be adversely affected by various factors including, but not limited to, increase in gas prices, declines in passenger demand, increased competition, the deterioration in general economic and business conditions, and the Company’s ability to continue to serve public at competitive costs as well as to collect subcontract fees and management fees from sub-contractors, as well as other factors set forth in the “Risk Factor” section of this Annual Report.  Any change in the current status of these factors could adversely impact the Company’s ability to fund operating cash flow requirements.

The Company was in compliance with all financial covenants as of December 31, 2010.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  Our management evaluates its estimates on an on-going basis based on historical experience and on various other assumptions it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We base our estimates and judgments on a variety of factors including our historical experience, knowledge of our business and industry, current and expected economic conditions, the attributes of our services and the regulatory environment. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of its financial statements.

Economic and Political Risks

Our operations are conducted in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Our operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe.  These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange.  Our results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances aboard, and rates and methods of taxation, among other things.

Revenue Recognition

We generate revenue primarily from public transportation services provided through direct bus ticket sales and subcontractors.

We recognize revenue over the applicable contract periods with its subcontractors or as services are rendered.  Amounts contracted and collected before the services being rendered are included in deferred revenue.

Variable Interest Entities

We account for entities qualifying as variable interest entities (“VIEs”) in accordance with ASC 810, Consolidation. VIEs are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity.

Foreign Currency Translation

All of our operations are currently conducted in and from China in Renminbi.  In this report, all references to “Renminbi” and “RMB” are to the legal currency of China and all references to U.S. dollars, dollars, $ and US$ are to the legal currency of the United States.  We makes no representation that any Renminbi or U.S. dollar amounts could have been, or could be, converted into U.S. dollars or Renminbi, as the case may be, at any particular rate, the rates stated below, or at all.  The Chinese government imposes control over its foreign currency reserves in part through direct regulation of the conversion of Renminbi into foreign exchange and through restrictions on foreign trade. We use the U.S. dollar as its reporting and functional currency.

Translation adjustments are reported as other comprehensive income or expenses and accumulated as other comprehensive income in the equity section of the balance sheet.  Financial information is translated into U.S. dollars at prevailing or current rates, respectively, except for revenues and expenses which are translated at average current rates during the reporting period.  Exchange gains and losses resulting from retained profits are reported as a separate component of stockholders’ equity.

Recent Accounting Pronouncements

In January 2010, FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this guidance did not impact CTHG Group’s financial condition or results of operations.

In February 2010, the FASB issued Accounting Standards Update 2010-09 “Subsequent Events (Topic 855)” allowing SEC filers to remove the date through which subsequent events have been reviewed. ASU 2010-09 became effective upon issuance, and the adoption of this guidance did not have a material impact on CTHG Group’s financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its future business combinations.

On January 1, 2011, we adopted Accounting Standards Update (“ASU”) 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”), which is codified in ASC Topic 805, Business Combinations. This pronouncement provides guidance on pro forma revenue and earnings disclosure requirements for business combinations. Adoption of ASU 2010-29 does not have a material effect on our future consolidated financial statements.

Obligations under Material Contracts

As of December 31, 2010, the Company had no obligations under material contracts.

Off-Balance Sheet Arrangements

As of December 31, 2010, the Company had no off balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.  Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto and the report of [         ], our independent registered public accounting firm, are set forth on pages F-1 through [_____] of this 10-K.

Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR) as defined in Rule 13a-15(f) under the Exchange Act. Our internal controls over financial reporting are designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2010 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal controls over financial reporting were effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal year ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.

The following table sets forth the names and ages of our current directors and executive officers, and positions with us held by each person.

Name	Age	Position	Director or Officer Since

Mr. Yueming Guo	47	Chairman and President	March 2010

Ms. Caichun Wen	47	Chief Executive Officer and Secretary	March 2010

Mr. Xin He	38	Chief Financial Officer and Treasurer	March 2010

Mr. Jianming Liu	53	Director	April 2010

Mr. Liqin Cui	47	Director	April 2010

Biographical Information

Mr. Yueming Guo. Mr. Yueming Guo currently serves as the Chairman of the board of directors of China Transportation. In addition to his work for China Transportation, he serves as the chairman of the board of directors of our affiliate, Yiyang Group, since April 2005. Prior to his work with Yiyang Group, Mr. Yueming Guo had worked as a technician, fleet header, Director of Security Division, and Vice General Manager of the Yiyang Automobile Transport General Company, predecessor of Yiyang Group. Mr. Guo has a bachelor in business management from the Open University of China in January 2007.

Ms. Caichun Wen. Ms. Wen currently serves as the Chief Executive Officer, President and Secretary of China Transportation. In addition to her work with China Transportation, she also serves as the Vice Chairman and General Manager of Yiyang Group since April 2005. As the Vice Chairman and General Manager of Yiyang Group, she is responsible for the general management of the Company. Prior to her work with Yiyang Group, Ms. Caichun Wen worked at Yiyang Automobile Transport General Company, predecessor of Yiyang Group. Ms. Wen has a bachelor in law from the Open University of China in December 2003.

Mr. Xin He. Mr. Xin He currently serves as the Chief Financial Officer of China Transportation. In addition to his work for China Transportation, Mr. Xin He has served as the chairman of the board of directors of our affiliate, Yiyang Group, since August 2009. Prior to his work with Yiyang Group, from September 2008 through April 2009 Mr. Xin He worked as an auditor for Ernst & Young LLP in New York City. From May 2002 through August 2008, Mr. Xin He worked as the CFO of Chinatex America Holding Corp. in New York. Mr. Xin He has an MA in Taxation from Central University of Finance and Economics in the PRC, and an MA in Accounting from Seton Hall University in the United States. He holds CPA licenses in both US and China.

Mr. Jianming Liu. Mr. Liu acts as Vice General Manager and a director of Yiyang Group since April 2005 and has remarkable achievements in the management of station affairs and vehicle fleets. Prior joining Yiyang Group, Mr. Liu had acted as a technician and team header of Yiyang Automobile Transportation Company, Manager of Passenger Transportation Branch Company, and Vice General manager of Yiyang Automobile Transportation Company. Mr. Liu graduated from Changsha College of Transportation and held the certificate of senior professional manager.

Mr. Liqin Cui. Mr. Cui acts as Vice General Manager and a director of Yiyang Group since April 2006. He has rich experience in the management of the front-end passenger transportation business and plays a very important role in the Company in respects of safe operation, transportation service, and marketing management, etc. Mr. Cui has acted as Manager of Yiyang Yincheng Passenger Transport Co., Ltd, Deputy Director of Security and Locomotive Department of Yiyang Automobile Transportation General Company, and Manager of Ziyang Transportation Branch Company.

Family Relationships

None.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Conduct and Ethics

We have not adopted a code of ethics or a code of conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, or to persons performing similar functions.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under Nasdaq Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition none of our directors would be considered an independent director.

Committees of the Board of Directors

We currently do not have an audit committee, compensation committee, nominating committee, executive committee, or any other committees.

Board Meetings and Committees; Annual Meeting Attendance

All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Delaware and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not have a formal policy regarding attendance by directors at shareholders’ annual meetings. However, if any board members do attend the annual meeting of security holders, their expenses will be reimbursed.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are charged by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended on December 31, 2010, our officers, directors and ten percent stockholders are in compliance with Section 16(a).

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by writing to us as follows:  No.823, Taohualun West Road, Yiyang City, Hunan Province, China 413000 Attn: Secretary.  Stockholders who would like their submission directed to a particular member of the Board of Directors may so specify and the communication will be forwarded as appropriate.

Item 11. Executive Compensation.

The following table sets forth all compensation received during the last two fiscal years by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeds $100,000 in such fiscal years.  These officers are referred to as the Named Executive Officers in this 10-K.

All the executive officers were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the December 31, 2010 conversion rate of RMB 6.6118 to US$1.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compensation (#)	Non- qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Mr. Yueming Guo	2010	180,000	(1)	-	-	-	-	-	-	180,000	(1)
	2009	180,000	(2)							180,000	(2)

Ms. Caichun Wen	2010	150,000	(3)	-	-	-	-	-	-	150,000	(3)
	2009	150,000	(4)	-	-	-	-	-	-	150,000	(4)

Mr. Xin He	2010	100,000	(5)							100,000	(5)
	2009	100,000	(6)							100,000	(6)

(1)
This represents $180,000 earned by Mr. Yueming Guo for working as an officer/director of our affiliate, Yiyang Group during the fiscal year ended 2010.
(2)
This represents $180,000 earned by Mr. Yueming Guo for working as an officer/director of our affiliate, Yiyang Group during the fiscal year ended 2009.
(3)
This represents $150,000 earned by Ms. Caichun Wen for working as an officer/director of our affiliate, Yiyang Group during the fiscal year ended 2010.
(4)
This represents $150,000 earned by Ms. Caichun Wen for working as an officer/director of our affiliate, Yiyang Group during the fiscal year ended 2009.
(5)
This represents $100,000 earned by Mr. Xin He for working as an officer/director of our affiliate, Yiyang Group during the fiscal year ended 2010.
(6)
This represents $100,000 earned by Mr. Xin He for working as an officer/director of our affiliate, Yiyang Group during the fiscal year ended 2009.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We have no written employment agreements with our officers and directors other than those entered into by Yiyang Group and our officers.  The following summarizes the employment agreements that Yiyang Group has entered into with its executive officers:

Employment Contract withYueming Guo

On January 1, 2009, Yiyang Group entered into an employment agreement with Mr. Yueming Guo for an unfixed term, pursuant to which Yiyang Group agreed to employ Mr. Yueming Guo as the Chief Executive Officer of Yiyang Group.  Pursuant to the terms of the employment agreement, Mr. Yueming Guo is paid an annual salary of $180,000.  The employment agreement may be terminated by Mr. Yueming Guo upon sixty (60) day notice, or by Yiyang Group pursuant to enumerated circumstances set forth in the employment agreement.

Employment Contract with Caichun Wen

On January 1, 2009, Yiyang Group entered into an employment agreement with Ms. Caichun Wen for an unfixed term, pursuant to which Yiyang Group agreed to employ Ms. Caichun Wen as the general manager of Yiyang Group.  Pursuant to the terms of the employment agreement, Ms. Caichun Wen is paid an annual salary of $150,000.  The employment agreement may be terminated by Ms. Caichun Wen upon sixty (60) days’ notice, or by Yiyang Group pursuant to enumerated circumstances set forth in the employment agreement.

Employment Contract with Xin He

On August 1, 2009, Yiyang Group entered into an employment agreement with Xin He for an unfixed term, pursuant to which Yiyang Group agreed to employ Mr. Xin He as the Chief Financial Officer of Yiyang Group.  Pursuant to the terms of the employment agreement, Mr. Xin He is paid an annual salary of $100,000.  The employment agreement may be terminated by Mr. Xin He upon sixty (60) days notice, or by the Company pursuant to enumerated circumstances set forth in the employment agreement.

Outstanding Equity Awards at Fiscal Year-End

None.

DIRECTOR COMPENSATION

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees other than the mandatory pension and retirement plans under the PRC laws.  As required by PRC laws, we contribute to the “insurance and public housing funds” program defined by the Department of Labor.  These contributions are similar to the Social Security and Medicare programs in the US. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table sets forth below certain information regarding the beneficial ownership of our common stock as of April 15, 2011, based on 20,000,000 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of April 15, 2011, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Title of Class	Name and Address	Title	Number of Shares Beneficially Owned	Percent of Class

Common	Will Tone Limited (1) No. 823 Taohualun West Road Yiyang City, China 413000		10,263,672	51.31%

Common	Mr. Yueming Guo No.823, Taohualun West Road, Yiyang City, Hunan Province, China 413000	Chairman and President	2,519,575	12.60%

Common	Mr. Xin He No.823, Taohualun West Road, Yiyang City, Hunan Province, China 413000	Chief Financial Officer and Treasure	50,000	.25%

Common	Ms. Caichun Wen No.823, Taohualun West Road, Yiyang City, Hunan Province, China 413000	Chief Executive Officer and Secretary	1,205,400	6.03%

Common	Mr. Liqin Cui No.823, Taohualun West Road, Yiyang City, Hunan Province, China 413000	Director	220,353	1.10%

Common	Mr. Jianming Liu No.823, Taohualun West Road, Yiyang City, Hunan Province, China 413000	Director	441,000	2.21%

Common	All Directors and Officers as a Group 5 in total)		4,436,328	22.18%

(1)
Mr. Guo as the sole executive director of Will Tone Limited may be deemed to have power to direct the voting and disposition of 10,263,672 shares of Common Stock held by Will Tone Limited. And Mr. Guo disclaims his pecuniary interest of beneficial ownership of the shares held by Will Tone Limited.

Item 13. Certain Relationships and Related Party Transactions

As noted above, Yiyang Group was incorporated as a state-owned enterprise in the People’s Republic of China on December 26, 1987. On March 29, 2005, Yiyang Group was converted into a limited company pursuant to an agreement with the Government of the PRC. Prior to June 1, 2009, Yiyang Group was engaged in the following businesses in the PRC:

1.           Public transportation – provide public transportation services for over 300 bus routes throughout mainland China;

2.           Property investment –real estate investment and management activities through five wholly-owned subsidiaries; and

3.           Hospitality and other activities - hospitality and other transport related services through nine branches located in the PRC.

Effective June 1, 2009, pursuant to a carve out agreement dated June 19, 2009, Yiyang Group was reorganized into three independent legal entities:

1.           Yiyang Xiangyun Group Company Limited (“Yiyang Group”) continues to hold the public transportation service;

2.           Yiyang Xiangyun Investment Company Limited (“Investment Co.”) was formed to engage in property investment business; and

3.           Yiyang Xiangyun Station Services Company Limited (“Station Co.”) was formed to take over the operation of the hospitality and other activities.

All three entities above are under the common control of the same shareholder, Yiyang Holding. As such, Investment Co. and Station Co. are deemed to be “related parties”.  Yiyang Group has the following amounts due from related parties:

	2010	2009
Yiyang Xiangyun Station Services Company Limited (a)	$8,838,203	$8,971,918
Yiyang Xiangyun Investment Company Limited (a)	2,270,915	6,298,512
Yiyang Xiangyun Holding Company Limited (a)	7,168,193	1,921,109
	$18,277,311	$17,191,539

(a)
On June 1, 2010, we renewed the loan agreement with above related parties. Under the new agreement, the loan advances are secured by the assets of these related parties, interest was computed at a rate based on 10% increment of the PRC’s banks’ current borrowing rate, and are repayable on June 30, 2011.

  Interest income was $882,250 and $624,563 for the years ended December 31, 2010 and 2009, respectively.

Aside from the foregoing, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Review, Approval or Ratification of Related Party Transactions

Our Board of Director is responsible for reviewing all “Related Person Transactions” as defined by Item 404 of Regulation S-K of the rules promulgated by the SEC. Directors and executive officers are responsible for bringing a potential Related Person Transaction to the attention of our Board.

In reviewing a related person transaction, the Board will, after reviewing all material information regarding the transaction, take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms UHY Vocation HK CPA Limited, during the fiscal years ended December 31, 2010 and December 31, 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2010	December 31, 2009
Audit Fees	$70,000	138,500
Audit Related Fees	$-	-
Tax Fees	$-	-
All Other Fees	$-	-
TOTAL	$70,000	138,500

Part IV

Item 15.          Exhibits, Financial Statement Schedules.

(a)(1)(2) Financial Statements and Financial Statement Schedule.

The financial statements and financial statement schedules listed in the Index to Financial Statements beginning on the next page are filed as part of this annual report.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index immediately following the signature page of this annual report.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Share Exchange Agreement dated April 1, 2010 by and between China Transportation International Holdings Group Limited, Eminent Promise Limited, and the Shareholders of Eminent Promise Limited (1)

3.1	Articles of Incorporation (2)

3.2	First Amendment to Articles of Incorporation (2)

3.3	Second Amendment to Articles of Incorporation (2)

3.4	Third Amendment to Articles of Incorporation (2)

3.5	Articles of Merger with Agreement and Plan of Merger by and between China Ding Cheng Science Holdings Co., Ltd. and China Transportation International Holdings Group Limited (1)

3.6	Bylaws (2)

10.1	Exclusive Management and Consulting and Services Agreement dated December 24, 2009 by and between Yiyang Tone Express (HK) Limited and Yiyang Xiangyun Group Co., Ltd. (1)

10.2	Operating Agreement dated December 24, 2009 by and between Yiyang Tone Express (HK) Limited and Yiyang Xiangyun Group Co., Ltd., and Yiyang Xiangyun Holding Company Limited (1)

10.3	Power of Attorney dated December 24, 2009 by Yiyang Xiangyun Holding Company Limited (1)

10.4	Exclusive Option Agreement dated December 24, 2009 by and between Yiyang Tone Express (HK) Limited and Yiyang Xiangyun Group Co., Ltd., and Yiyang Xiangyun Holding Company Limited (1)

10.5	Pledge Equity Agreement dated December 24, 2009 by and between Yiyang Tone Express (HK) Limited and Yiyang Xiangyun Group Co., Ltd., and Yiyang Xiangyun Holding Company Limited (1)

10.6	Employment Agreement, dated January 1, 2009 by and between Yiyang Xiangyun Group Co., Ltd. and Mr. Yueming Guo (1)

10.7	Employment Agreement, dated January 1, 2009 by and between Yiyang Xiangyun Group Co., Ltd. and Caichun Wen (1)

10.8	Employment Agreement, dated August 1, 2009 by and between Yiyang Xiangyun Group Co., Ltd. and Xin He (1)

21.1	List of subsidiaries of the company *

31.1*	Certification of our Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of our Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of our Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of our Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
(1) Incorporated by reference from exhibits to the Current Report on Form 8-K filed on April 1, 2010
(2) Incorporated by reference from exhibits to the Form 10A filed on July 8, 2009

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet at December 31, 2010 and 2009	F-2

Consolidated Statements of Income For the Years Ended December 31, 2010 and 2009	F-3

Consolidated Statements of Changes In Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2010 and 2009	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	F-4

Notes To the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Transportation International Holdings Group Limited

We have audited the accompanying consolidated balance sheets of China Transportation International Holdings Group Limited and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, statements of changes in stockholders’ equity and other comprehensive income and statements of cash flows for the two years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Transportation International Holdings Group Limited and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY Vocation HK CPA Limited

UHY Vocation HK CPA Limited
Certified Public Accountants

Hong Kong, April 15, 2011
(THE PEOPLE'S REPUBLIC OF CHINA)

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	December 31,	December 31,
	2010	2009 (A)
ASSETS
Current assets
Cash	$2,153,093	$1,084,066
Accounts receivable	1,089,169	782,258
Other receivables	626,057	463,246
Prepaid expenses	623,407	181,864
Due from a stockholder	-	40,000
Due from related parties	18,277,311	17,191,539
Total Current Assets	22,769,037	19,742,973

Non-current assets
Property, plant and equipment, net	14,757,478	12,530,798
Construction in progress	246,741	-
Land use rights, net	289,262	287,605
Utility deposits	33,525	3,168
Deposits for motor vehicles and software	1,181,060	110,128
Total Non-current assets	16,508,066	12,931,699

Total Assets	$39,277,103	$32,674,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,984,876	$1,077,254
Accrued expenses and other payables	818,033	1,280,444
Other loan payable	347,684	318,901
Bank loans	3,024,895	8,224,127
Deposits and advances received from subcontractors	1,645,624	1,520,082
Deferred revenue	3,067,343	2,161,697
Income tax payable	766,047	695,295
Due to a stockholder	2,963,217	-
Total Current Liabilities	14,617,719	15,277,800

Non-current liabilities
Deferred revenue, net of current portion	9,316,855	8,646,790
Bank loans, net of current portion	-	33,640
Total non-current liabilities	9,316,855	8,680,430

Total Liabilities	23,934,574	23,958,230

Commitments and Contingencies

Stockholders’ equity
Preferred stock: par value $0.001; 30,000,000 shares authorized; no shares issued & outstanding	-	-
Common stock: par value $0.001; 300,000,000 shares authorized; 20,000,000 shares issued and outstanding (2009: 14,700,000)	20,000	14,700
Additional paid-in capital	2,433,564	2,438,864
Statutory reserve	2,078,952	1,573,267
Retained earnings	9,558,620	3,888,097
Accumulated other comprehensive income	1,279,810	816,560
Total Company’s Stockholders’ Equity	15,370,946	8,731,488
Non-controlling interests	(28,417)	(15,046)
Total Equity	15,342,529	8,716,442

Total Liabilities and Stockholders’ Equity	$39,277,103	$32,674,672

The accompanying notes are an integral part of these consolidated financial statements.

(A)	Represents the consolidated financial statements of Eminent Promise Limited

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)

	For the Years Ended December 31,
	2010	2009 (A)

Revenue	$22,017,470	$19,798,345

Cost of sales
(including depreciation of motor vehicles of $3,789,499 and $3,395,915 for the years ended December 31, 2010 and 2009, respectively)	13,226,942	12,274,580

Gross profit	8,790,528	7,523,765

Operating expenses
Selling and marketing expenses	42,169	71,527
General and administrative expenses	2,307,257	2,669,802
Loss on write off of property, plant and equipment	187,624	807,965

Total operating expenses	2,537,050	3,549,294

Operating Income	6,253,478	3,974,471

Other income (expense):
Interest income	886,286	624,563
Interest expense	(435,035)	(464,657)
Other income, net	909,478	1,246,340

Total other income	1,360,729	1,406,246

Income before provision for income taxes	7,614,207	5,380,717

Income taxes	1,444,176	695,295

Net income before attribution of non-controlling interests	6,170,031	4,685,422

Net loss/(income) attributable to non-controlling interests	6,177	(2,823)

Net income attributable to the Company	$6,176,208	$4,682,599

Earnings per share
Basic and Diluted	$0.33	$0.32

Weighted common shares outstanding
Basic and Diluted	18,693,151	14,700,000

The accompanying notes are an integral part of these consolidated financial statements.

(A)  Represents the consolidated financial statements of Eminent Promise Limited

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(IN US DOLLARS)

	Common stock		Additional paid-in	Statutory surplus	Retained	Accumulated other comprehensive	Total company’s stockholders’	Non- controlling	Total	Comprehensive
	Number	Amount	capital	reserve	earnings	income	equity	interests	equity	income

Balance at December 31, 2008 (A)	14,700,000	$14,700	$2,438,864	$667,963	$2,857,036	$799,386	$6,777,949	$(17,869)	$6,760,080	$-

Comprehensive income:

Net income	-	-	-	-	4,682,599	-	4,682,599	2,823	4,685,422	4,685,422

Foreign currency translation gain	-	-	-	-	-	17,174	17,174	-	17,174	17,174

Dividend paid	-	-	-	-	(2,746,234)	-	(2,746,234)	-	(2,746,234)	-

Appropriation to statutory reserve	-	-	-	905,304	(905,304)	-	-	-	-	-

Balance at December 31, 2009 (A)	14,700,000	$14,700	$2,438,864	$1,573,267	$3,888,097	$816,560	$8,731,488	$(15,046)	$8,716,442	$4,702,596

Comprehensive income:

Net income	-	-	-	-	6,176,208	-	6,176,208	(6,177)	6,170,031	6,170,031

Foreign currency translation gain	-	-	-	-	-	463,250	463,250	-	463,250	463,250

Share effectively issued to former shareholder as part of the recapitalization	5,300,000	5,300	(5,300)	-	-	-	-	-	-	-

Acquisition of additional interests in a subsidiary	-	-	-	-	-	-	-	(7,194)	(7,194)	-

Appropriation to statutory reserve	-	-	-	505,685	(505,685)	-	-	-	-	-

Balance at December 31, 2010	20,000,000	$20,000	$2,433,564	$2,078,952	$9,558,620	$1,279,810	$15,370,946	$(28,417)	$15,342,529	$6,633,281

The accompanying notes are an integral part of these consolidated financial statements.

(A)  Represents the consolidated financial statements of Eminent Promise Limited

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)

	For the years ended December 31,
	2010	2009 (A)

Cash flows from operating activities:-

Net income before attribution of non-controlling interests	$6,170,031	$4,685,422
Net loss/(income) attributable to non-controlling interests	6,177	(2,823)
Company’s net income	6,176,208	4,682,599

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,916,647	3,620,462
Amortization of intangible assets	7,947	7,875
Loss on write off of property, plant and equipment	187,624	807,965
Non-controlling interests	(6,177)	2,823
Changes in assets and liabilities:
Accounts receivable	(306,911)	(388,333)
Other receivables	(162,811)	566,486
Prepaid expenses	(441,543)	92,406
Utility deposits	(30,357)	-
Accounts payable	907,622	(55,196)
Accrued expenses and other payables	(462,411)	452,379
Deposits and advances received from subcontractors	125,542	(77,290)
Deferred revenue	1,575,711	(157,453)
Income tax payable	70,752	695,295
Net cash provided by operating activities	11,557,843	10,250,018

Cash flows from investing activities:
Advances to related parties	(5,247,084)	(10,548,195)
Repayment from related parties	4,161,312	4,809,816
Deferred costs	-	114,127
Acquisition of property, plant and equipment	(6,108,084)	(6,343,682)
Construction in progress	(246,741)	-
Proceeds from deposits for motor vehicles and software	110,128	194,091
Deposits payment for motor vehicles	(1,181,060)	-
Sale proceeds from property, plant and equipment	254,711	-
Acquisition of additional interests in a subsidiary	(7,194)	-
Net cash used in investing activities	(8,264,012)	(11,773,843)

Cash flows from financing activities:
Repayment from a stockholder	40,000	-
Advance from a stockholder	2,963,217	-
Proceeds from bank loans	3,024,895	8,190,487
Repayment of bank loans	(8,249,031)	(3,359,989)
Dividends paid	-	(2,746,234)
Net cash (used in) provided by financing activities	(2,220,919)	2,084,264

Net increase in cash	1,072,912	560,439

Effect of foreign currency conversion on cash	(3,885)	(9,938)
Cash at beginning of year	1,084,066	533,565
Cash at ending of year	$2,153,093	$1,084,066

Supplemental cash flow information:
Interest paid	$435,036	$464,657

Income tax paid	$1,398,663	$-

The accompanying notes are an integral part of these consolidated financial statements.

(A)  Represents the consolidated financial statements of Eminent Promise Limited

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS

China Transportation International Holdings Group Limited (the “Company”, f/k/a China Ding Cheng Science Holdings Co., Ltd.), was incorporated under the laws of the State of Nevada on March 12, 2004 under the name Beautiful Life Foods, Inc. The Company’s only activities had been organizational ones, directed at developing its business plan and raising its initial capital until April 1, 2010. Prior to the completion of the Share Exchange as discussed below, the Company was a shell company as defined in Rule 12b-2 under the Securities Act of 1933, having no or nominal business operations, employees, or assets.

On April 1, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Eminent Promise Limited (“Eminent Promise”), a corporation incorporated under the laws of the British Virgin Islands, and the shareholders of Eminent Promise (the “Eminent Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Eminent Shareholders transferred all of the issued and outstanding shares of common stock in Eminent Promise to the Company in exchange for the issuance of an aggregate of 14,700,000 shares of the Company’s common stock, par value $0.001 (“Common Stock”), to the Eminent Shareholders (“Share Exchange”).

In connection with the Share Exchange, Mr. Yueming Guo returned 14,700,000 previously issued shares of common stock to the Company for cancellation and such shares were returned to the Company’s authorized but unissued shares of common stock. Following the Share Exchange, the Company has a total of 20,000,000 shares of common stock issued and outstanding.

Eminent Promise owns 100% of the issued and outstanding capital stock of Tone Express (HK) Limited (“Tone Express”), a corporation incorporated under the laws of Hong Kong. Tone Express owns 100% of the issued and outstanding capital stock of the Yiyang Tone Express (HK) Limited (“Yiyang Tone Express”), a corporation incorporated under the laws of the PRC. On December 24, 2009, Yiyang Tone Express entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Yiyang Xiangyun Group Company Limited (“Yiyang Group”)  and its shareholders, pursuant to which Yiyang Tone Express effectively assumed management of the business activities of Yiyang Group and has the right to appoint all executives and senior management and the members of the board of directors of Yiyang Group.

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

(1) On April 13, 2010, Yiyang Group acquired the remaining interest of 12% of Yiyang Shi Dong Fang Travelling Bus Company Limited, which then becomes a wholly-owned subsidiary of Yiyang Group.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements, prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), include the financial statements of China Transportation International Holdings Group Limited, and its wholly owned or controlled subsidiaries and its consolidated variable interest entities as listed above. A consolidated variable interest entity is a variable interest entity of which the Company is the primary beneficiary under FASB ASC 810-10. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation. The Company has included the results of operations of its subsidiaries and consolidated variable interest entities from the dates of acquisition.

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

Basis of Presentation and Consolidation (Continued)

Under the aforementioned contractual arrangement, the Company qualifies as the primary beneficiaries for the controlling interest of Yiyang Group under FASB ASC230-10-45 and FASB ASC810-10-15-14. The result of subsidiaries or variable interest entities acquired prior to date of Share Exchange Agreement on April 1, 2010 entered are included in the consolidated financial statements.

As of December 31, 2010, the consolidated financial statements include the accounts of the Company and the following entities (together referred to as the “CTHG Group”). All intercompany transactions and accounts have been eliminated in consolidation.

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

Cash

Cash includes cash on hand and at banks. Substantially all of CTHG Group’s cash deposits are held with financial institutions located in the PRC. Management believes that these major financial institutions are of high credit quality. Restricted cash is excluded from cash.

Accounts Receivable

Accounts receivable represents outstanding service fees to be collected from customers and subcontractors. The allowance for doubtful accounts is CTHG Group’s best estimate of the amount of probable credit losses in the existing accounts receivable.  Management determines the allowance based on historical experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Management believes CTHG Group is not exposed to any off-balance-sheet credit exposure from its customers.

Management performs ongoing credit evaluation of its customers’ financial conditions and believes that all outstanding balance is collectible.  Therefore, management has determined that no allowance for doubtful accounts was deemed necessary as of December 31, 2010 and December 31, 2009.

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

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant, and Equipment (Continued)

The estimated useful lives of the assets as follows:
Years

Buildings	19
Office equipment and furniture	2-8
Motor vehicles	5-8
Computer software	5

Construction in progress represents the costs of property, plant and equipment under construction or installation. The accumulated costs are reclassified as property, plant and equipment when installation or construction is completed. All borrowing costs, which include interest and foreign exchange differences incurred that are attributable to qualifying assets, are capitalized as cost of construction in progress. Capitalization of borrowing costs ceases when the construction is completed and the constructed or installed asset is ready for its intended use. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and are available for intended use. When the assets concerned are brought into use, the costs are transferred to property, plant and equipment and depreciated in accordance with the policy as stated in the preceding paragraph.

Land Use Rights

Land use right represents the prepayments for the use of the parcels of land in the PRC where CTHG Group’s headquarter is located and are charged to expense over their respective lease periods of 39 years, using straight-line method, expiring on June 28, 2046. According to the laws of the PRC, the government owns all the land in the PRC.  Companies or individuals are authorized to use the land only through land use rights granted by the PRC government for a certain period (usually 50 years).  The land use right can be sold, purchased, and exchanged in the market.  The term of such rights for successive owner shall be reduced by the amount of time utilized by the preceding owner.  CTHG Group has obtained a land use right from the PRC Government for commercial purpose through a Deed of Trust with Yiyang Xiangyun Investment Company Limited. The land use right was transferred to CTHG Group in June 2010.

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

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets (Continued)

Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

At December 31, 2010 and 2009, CTHG Group determined that there was no impairment in value.

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

CTHG Group accounts for income taxes under FASB ASC 740 “Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be effective when the differences are expected to reverse.

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

FASB ASC 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of December 31, 2010 and 2009 there were no amounts that had been accrued with respect to uncertain tax positions.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statutory Reserves

Pursuant to the PRC Company Law, Yiyang Group is required to make appropriations to the statutory reserve at a rate of at least 10% of the after-tax net earnings for each year as determined in accordance with the PRC GAAP.  The after-tax net earnings must be set off against any accumulated losses sustained by Yiyang Group in prior years, before allocation is made to the statutory reserve.  Appropriation to the statutory reserve must be made before distribution of dividends to owners.  The appropriation is required until the reserve accumulated is equal to 50% of Yiyang Group’ registered capital.  This statutory reserve is not distributable in the form of cash dividends.  For the year ended December 31, 2010 and 2009, Yiyang Group has made appropriations of $505,685 and $905,304, respectively, into the statutory reserve.

Stock-Based Compensation

CTHG Group adopted FASB ASC Topic 718. This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which services are received.  Stock compensation for stock granted to non-employees has been determined in accordance with FASB ASC Topic 718 and FASB ASC Topic 505-50, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Comprehensive Income

CTHG Group adopted FASB ASC 220 “Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income is defined as the change in equity of a company during the period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated comprehensive income, as presented on the accompanying consolidated statements of changes in equity and comprehensive income, was cumulative foreign currency translation adjustment for the years ended December 31, 2010 and 2009.

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

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and Contingencies

A)	General

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

As of December 31, 2010 and 2009, the management evaluated all such proceedings and claims.  In the opinion of management, provision of legal claim was made and the ultimate disposition of these matters will not have a material adverse effect on CTHG Group's financial position, liquidity or results of operations.

In December 2010, CTHG Group entered into an agreement to acquire transportation equipment from a motor dealer amounting to approximately$3,300,000 (RMB21,800,000) for operating purposes. The Group, during the first quarter of 2011, had made a 50% payment upon the delivery of the transportation equipment with the balanceof purchase price would be settled by 12 installments commencing in April 2011 with the first two payments of approximately $580,000 per month and the remaining monthly payment of approximately $58,000.

B)	Concentrations of credit risk

Financial instruments that potentially subject the CTHG Group to significant concentrations of credit risk primarily consist of cash and cash equivalents, and accounts and other receivable. As of December 31, 2010, all of the CTHG Group’s cash and cash equivalents were managed by several financial institutions located in the PRC. The management believes those financial institutions are of high credit quality financial institutions. Historically, deposits in Chinese banks are secured due to the state policy on protecting depositors’ interests.

C)	Foreign exchange risk

Substantially all of the CTHG Group’s businesses are transacted in RMB, which is not freely convertible into foreign currencies. The unification of the exchange rates does not imply the convertibility of RMB into US$ or other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China.

D)	Business operations are substantially in foreign countries

All of the CTHG Group’s operations and assets are located in the PRC. Accordingly, the CTHG Group’s operations are subject to various political, economic, and other risks and uncertainties inherent in the PRC. The CTHG Group’s operations are subject to the risks of restrictions on transfer of funds; tax policies; foreign exchange restrictions; and political conditions and governmental policies.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The exchange rates used to translate amounts in RMB and HK$ into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	December 31, 2010	December 31, 2009
Year end exchange rate	RMB6.61180=$1	RMB6.83720=$1
	HK$7.75000=$1	HK$7.75000=$1

Average exchange rate	RMB6.77875=$1	RMB6.84658=$1
	HK$7.75000=$1	HK$7.75000=$1

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Earnings Per Share

CTHG Group reports earnings per share in accordance with the FASB ASC 260 “Earnings Per Share”. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net profit for the period presented in the computation of diluted earnings per share. There were no common stock equivalents necessary for the computation of diluted earnings per share.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value measurements

FASB ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The carrying values of cash and cash equivalents, account receivable, and account payable, approximate fair values due to their short maturities.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2010 and 2009.

Segment Information

FASB ASC 280 "Segment reporting" establishes standards for reporting information on operating segments in interim and annual financial statements.  CTHG Group has one segment, all of the CTHG Group's operations and customers are in the PRC and all income is derived from the providing services of public transportation. The information presented in the consolidated statement of operations reflects the revenues and costs associated with this business segment that management uses to make operating decisions and assess performance.

Recently Issued Accounting Pronouncements

In January 2010, FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this guidance did not impact CTHG Group’s financial condition or results of operations.

In February 2010, the FASB issued Accounting Standards Update 2010-09 “Subsequent Events (Topic 855)” allowing SEC filers to remove the date through which subsequent events have been reviewed. ASU 2010-09 became effective upon issuance, and the adoption of this guidance did not have a material impact on CTHG Group’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompany consolidated financial statements.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

3.	CASH

Cash represents cash at banks and cash in hand. CTHG Group does not believe it is exposed to any significant credit risk on cash. As of December 31, 2010 and 2009, there was cash of $2,153,093 and $1,084,066 respectively.

Renminbi is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

4.	OTHER RECEIVABLES
	2010	2009
Advances to bus suppliers	$-	$35,746
Advances to employees	150,939	140,799
Advances to third parties	125,321	35,024
Advances to subcontractors	343,856	240,382
Others	5,941	11,295
	$626,057	$463,246

These advances are interest free without fixed repayment terms.

5.	PREPAID EXPENSES
	2010	2009

Prepaid fuel	$429,752	$77,509
Prepaid insurance	66,821	49,846
Prepaid repairs and maintenance	-	13,238
Others	126,834	41,271
	$623,407	$181,864

6.	DUE FROM RELATED PARTIES

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

	2010	2009

Yiyang Xiangyun Station Services Company Limited (a)	$8,838,203	$8,971,918
Yiyang Xiangyun Investment Company Limited (a)	2,270,915	6,298,512
Yiyang Xiangyun Holding Company Limited (a)	7,168,193	1,921,109
	$18,277,311	$17,191,539

(a)
Yiyang Xiangyun Holding Company Limited (“Yiyang Holding”) is the owner of Yiyang Group. Yiyang Holding also owns Yiyang Xiangyun Station Services Company Limited (“Station Co”) and Yiyang Xiangyun Investment Company Limited (“Investment Co”).  As such, Station Co., Investment Co., and Yiyang Holding are deemed to be “related parties” of CTHG Group.

On June 1, 2010, CTHG Group renewed the loan agreement with aforementioned related parties. Under the new agreement, the loan advances were secured by approximately $11,000,000 (approximately RMB74,500,000) land use right from Station Co. and approximately $5,200,000 (approximately RMB34,400,000) land use right from Investment Co.  Interestwas computed at a rate based on 10% increment of the PRC’s banks’ current borrowing rate, and were repayable on June 30, 2011.  The loan was provided to related parties for financing the daily business operation and investing in bus station business.

Interest income was $882,250 and $624,563 for the years ended December 31, 2010 and 2009, respectively.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2010	2009

Buildings	$156,280	$134,308
Office equipment and furniture	299,119	248,624
Motor vehicles	29,842,504	27,250,495
Computer software	54,339	-
	30,352,242	27,633,427

Less: accumulated depreciation	(15,594,764)	(15,102,629)
Net book value	$14,757,478	$12,530,798

Depreciation charged to costs of sales was $3,789,499 and $3,395,915 for the years ended December 31, 2010 and 2009, respectively.

Depreciation charged to general and administrative expenses was $127,148 and $224,547 for the years ended December 31, 2010 and 2009, respectively.

Buildings with an aggregate net book value of $117,535 and $102,450 at December 31, 2010 and December 31, 2009, respectively, were pledged as collateral for various bank loans.

CTHG Group inspects the motor vehicles periodically to check if any of them are old and need to be retired or write off due to the operation inefficiencies. As of December 31, 2010 and 2009, CTHG Group disposed motor vehicles, totaling $4,381,144 and $4,849,456 with net carrying value of $442,335 and $807,965 and recognized a loss on write off of motor vehicles amounting to $187,624 and $807,965, for the years ended December 31, 2010 and 2009, respectively.

8.	CONSTRUCTION IN PROGRESS

Construction in progress represents construction of office building. The total construction in progress as at December 31, 2010 was $246,741.

	Balance as of December 31, 2010	Estimated cost to complete as of December 31, 2010	Estimated time to complete

Office building	$246,741	$46,372	Before April, 2011

No depreciation has been provided for construction in progress.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

9.	LAND USE RIGHTS, NET

	2010	2009
C
Cost
Balance at January 1, 2010	$307,304	$306,542
Exchange realignment	10,476	762
Balance at December 31, 2010	$317,780	$307,304

Accumulated amortization
Balance at January 1, 2010	$19,699	$11,790
Charge for the year	7,947	7,875
Exchange realignment	872	34
Balance at December 31, 2010	$28,518	$19,699

Net carrying amount
Balance at December 31, 2010	$289,262	$287,605

In July 2007, CTHG Group obtained the land use right of a parcel of land, on which CTHG Group’s headquarter is located, through a deed of trust with Yiyang Xiangyun Investment Company Limited, one of CTHG Group’s related parties.  This land use right was transferred to CTHG Group in June 2010. This land is located in Yiyang, Hunan Province, with an area of approximately 2,200 square meters, with a term of 39 years expiring on June 28, 2046.

Land use right was pledged as collateral for bank loans.

The amortization expense was $7,947 and $7,875, included in general and administrative expenses, for the years ended December 31, 2010 and 2009, respectively.

Estimated aggregate amortization expense for the next five years and thereafter is as follows:

For the years ending December 31,	Amount

2011	$7,947
2012	7,947
2013	7,947
2014	7,947
2015 and thereafter	257,494
$289,282

10.	BANK LOANS
	2010	2009
Current	$3,024,895	$8,224,127
Non-current	-	33,640
	$3,024,895	$8,257,767

Bank loans were secured by land use right and the buildings held by CTHG Group and its related parties, namely Yiyang Xiangyun Investment Company Limited and Yiyang Xiangyun Station Services Company Limited. These loans were used to finance daily operations, fuel purchasing and accessories of motor vehicles.

Bank loans consist of the following as of December 31, 2010:

Financial Institutions	Original Loan Amount USD	Loan Balance as of December 31, 2010 USD	Term of Loan	Annual Interest Rate	Collateral
Industrial and Commercial Bank of China Limited	$3,024,895	$3,024,895	8/2/2010- 7/2/2011	6.372%	Related parties’ buildings
Total	$3,024,895	$3,024,895

The interest expenses incurred and paid for the year ended December 31, 2010 were $429,492. The weighted average interest rate was 6.372%.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

10.	BANK LOANS (CONTINUED)

Bank loans consist of the following as of December 31, 2009:

Financial Institutions	Original Loan Amount USD	Loan Balance as of December 31, 2009 USD	Term of Loan	Annual Interest Rate	Collateral
Industrial and Commercial Bank of China Limited	$877,552	$877,552	1/16/2009- 1/15/2010	6.372%	Related parties’ and the CTHG Group’s buildings
China Construction Bank	$7,312,935	$7,312,935	6/22/2009- 6/21/2010	5.31%	Related parties’ buildings and the land use right
Rural Credit Cooperatives	$103,014	$67,280	12/29/2008- 12/29/2011	6.48%	N/A
Total	$8,293,501	$8,257,767

The interest expenses incurred and paid for the year ended December 31, 2009 were $464,657. The weighted average interest rate was 5.43%.

11.	DEFERRED REVENUE

The deferred revenue will be amortized over the term of five years. Deferred revenue that will be recognized in next year is being classified as current liabilities and is being classified as non-current liabilities if it is over one year.

	2010	2009

Current liabilities	$3,067,343	$2,161,697
Non-current liabilities	9,316,855	8,646,790
	$12,384,198	$10,808,487

A summary of 5 years deferred revenue is summarized as below:

For the year ending December 31,
2011	$3,067,342
2012	3,067,342
2013	3,067,342
2014	3,067,342
2015	114,830
$12,384,198

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

12.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are composed of the following at December 31,

	2010	2009

Accrued utility expenses and others	$72,917	$148
Accrued insurance expenses	194,105	167,148
Accrued salaries and welfare	143,453	121,689
Value added tax and other taxes payable	152,323	89,209
Other payables
Due to staff	170,288	81,872
Provision for litigation claims (Note a)	26,537	709,906
Due to bus suppliers	18,149	41,853
Others	40,261	68,619
	$818,033	$1,280,444

(a)
In 2008, CTHG Group was involved in a severe traffic accident which resulted in death and injuries to several victims. Before the settlement as determined by Court, the company had aggregated making compensation to victims amounting to $535,000 (RMB3.65 million). Such compensation was expenses as incurred. As of September 30, 2010, the Court issued the judgment and determined the compensation obligation of each party involved in the case. The Company had an obligation to compensate the loss of victims restricted to $535,000 (RMB3.65 million). Therefore, the management reviewed the judgment and based upon the opinion from its PRC legal counsel that no additional compensation will be incurred and decided to reverse the excess provision previously made for the accident as other income and the amount was approximately $650,000 (RMB4.3 million). The Group’s actual loss after deducting the amount paid by insurance company and other responsible parties for the traffic accident was approximately $24,226 (RMB162,269.39). As of December 31, 2010, no further appeal is instituted; the expected chance for the Group to pay additional compensation is remote.

13.	DUE TO A STOCKHOLDER

As of December 31, 2010, the amount due to the Company’s chairman and stockholder, Mr. Yueming Guo, was amounting to $2,963,217. The advance was used to increase the capital contribution in Yiyang Tone Express (HK) Limited. This advance was unsecured, interest-free and repayable on demand.

14.	OTHER LOAN PAYABLE

The loan was borrowed in an amount of $347,684 (RMB2,298,818) in February 2006 from Hunan Highway Transportation Company Limited, a minority shareholder of Yiyang Xiang Highway Transportation Company Limited. The loan was utilized for working capital purpose. Such loan was unsecured, interest-free and repayable on demand.

CHINA TRANSPORTATION INTERNATIONAL HOLDINGS GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

15.	INCOME TAXES

CTHG Group is subject to income taxes on income arising in or derived from the tax jurisdiction in which the entities are domiciled.

The income tax on the consolidated statements of income represents the provision of income taxes for the operating VIE and Yiyang Group only.  No provision for the Company and Eminent Promise has been made as both companies had no operation nor assessable profits for the year ended December 31, 2010 and 2009.

All CTHG Group’s income is generated in the PRC.

All Chinese enterprises are governed by the PRC Income Tax Law and various local income tax laws, pursuant to which a company generally is subject to a statutory enterprise income tax rate 25% on income as reported in its statutory financial statements after appropriate tax adjustments and tax preferential treatment.

CTHG Group’s income tax provision in respect of operations in PRC is calculated at the applicable tax rates on the estimated assessable profits for the year based on existing legislation, interpretations and practices in respect thereof.

In order to encourage the local enterprises for the expansion of their businesses, the government officials of Yiyang City agree to provide tax preferential treatment by refunding 28% of the total tax expenses to the Company. This preferential tax treatment is effective for the period from 2009 to 2011.

A reconciliation of the expected income tax expense to the actual income tax expense is as follows:-

	2010	2009

Income before income taxes	$7,614,207	$5,380,717

Expected tax at PRC statutory income tax rate (25%)	1,903,552	1,345,180
Non-deductible expenses	59,757	52,904
Tax preferential treatment provided by local district official	(549,726)	-
Non-taxable income	-	(702,789)
Under-provision of previous year	30,593	-
Income tax expense	$1,444,176	$695,295

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

16.	SUBSEQUENT EVENT

In February 2011, CTHG Group repaid a bank loan of approximately $3,000,000 (RMB20,000,000) to Industrial and Commercial Bank of China Limited according to the term of repayment schedule. Meanwhile, the Group received a new loan approximately $3,000,000 (RMB20,000,000) from Industrial and Commercial Bank of China Limited to fund its operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, China Transportation International Holdings Group Limited has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:
April 15, 2011	/s/ Yueming Guo
Yueming Guo
Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of China Transportation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Yueming Guo	Chairman and President	April 15, 2011
Yueming Guo

/s/ Caichun Wen	Chief Executive Officer and	April 15, 2011
Caichun Wen	Secretary (Principal Executive
Officer)

/s/ Xin He	Chief Financial Officer (Principal	April 15, 2011
Xin He	Financial Officer)

/s/ Jianming Liu	Director	April 15, 2011
Jianming Liu

/s/ Liqin Cui	Director	April 15, 2011
Liqin Cui